Form 10-Q
period 2014-06-30
AMERICATOWNE Inc.
filed 2014-08-08
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2014

OR

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-55206

AMERICATOWNE Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-5488722
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

353 E. Six Forks Road Suite 270 Raleigh, NC	27609
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 406 2713

ALPINE 5 Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 8, 2014, the issuer had 10,000,000 shares of its common stock issued and outstanding.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

3

AMERICATOWNE Inc. (formerly ALPINE 5 Inc.)
(A Development Stage Company)
Financial Statements

(Unaudited)

AMERICATOWNE Inc. (formerly ALPINE 5 Inc.)
(A Development Stage Company)
Balance Sheet

(Unaudited)

As of June 30, 2014
ASSETS
Current Assets
Cash	-
Total Current Assets	-
TOTAL ASSETS	-
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Due to Related Party	331
Total Current Liabilities	331
TOTAL LIABILITIES	331
Stockholders’ Equity (Deficit)
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2014 )	1,000
Additional paid-in capital	2,119
Deficit accumulated during development stage	(3,450)

Total Stockholders’ Equity (Deficit)	(331)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	-

See Notes to Financial Statements.

5

AMERICATOWNE Inc. (formerly ALPINE 5 Inc.)
(A Development Stage Company)
Statement of Operations

(Unaudited)

April 22, 2014 (inception) through June 30, 2014

Revenues
Revenues	-
Total Revenues	-
General & Administrative Expenses
General and administrative expenses	3,450
Total General & Administrative Expenses	3,450
Net Loss	(3,450)
Basic loss per share	(0.00)
Weighted average number of common shares outstanding	10,000,000

See Notes to Financial Statements.

AMERICATOWNE Inc. (formerly ALPINE 5 Inc.)
(A Development Stage Company)
Statement of Cash Flows

(Unaudited)

April 22, 2014 (inception) through June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(3,450)
Changes in working capital	1,000

Net cash provided by (used in) operating activities	(2,450)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Additional paid-in Capital	2,119
Proceeds from related party	331

Net cash provided by (used in) financing activities	2,450

Net increase (decrease) in cash	-

Cash at beginning of year	-

Cash at end of year	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to found for services rendered	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-

Income taxes paid	-

See Notes to Financial Statements.

AMERICATOWNE Inc. (formerly ALPINE 5 Inc.)
(A Development Stage Company)
Notes to Financial Statements

For the Period from April 22, 2014 (inception) to June 30, 2014

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AMERICATOWNE INC (formerly ALPINE 5 Inc.) (the “Company”) was incorporated under the laws of the State of Delaware on April 22, 2014 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On June 18, 2014, the sole officer and director of ALPINE 5 Inc. (the “Company”), Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Yilaime Corporation (“Yilaime”) at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, June 26, 2014, Richard Chiang executed the agreement and owned no shares of the Company’s stock and Yilaime was the sole majority stockholder of the Company.

Yilaime was incorporated on January 1, 2013 in Las Vegas, Nevada. Yilaime provides “innovative solutions for global trade and business” focusing on exporting to China goods and services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board ASC 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2014.

Basic Earnings (Loss) per Share

In February 1997, the FASB issued ASC 260, “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3.  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4. RELATED PARTY TRANSACTIONS

The former officer and director of the Company has performed services for the Company during the period the value of which was $1,000, in exchange for 10,000,000 shares of common stock. The former officer and director also paid the operating expenses of $2,119 for the company and recorded as additional paid-in capital.

The major officer paid $331 for some general and administrative expenses during the quarter ended June 30, 2014.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

On June 18, 2014, the sole officer and director of ALPINE 5 Inc. (the “Company”), Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Yilaime Corporation (“Yilaime”) at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, June 26, 2014, Richard Chiang executed the agreement and owned no shares of the Company’s stock and Yilaime was the sole majority stockholder of the Company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2014:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. SUBSEQUENT EVENTS

On July 21, 2014, the majority shareholder of the Company dismissed Anton & Chia LLP (“A&C) as the independent registered public accounting firm for the Company effective immediately prior to its filing of its Quarterly Report on Form 10-Q for the quarter ending June 30, 2014 (“Second Quarter 10-Q”). Other than an explanatory paragraph included in audit report of A&C for the Company's period ended April 30, 2014, relating to the uncertainty of the Company's ability to continue as a going concern, the audit report of A&C on the Company's financial statements for the period ended April 30, 2014, and through July 21, 2014, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

From April 22, 2014 (inception) and through the date of this Current Report on Form 8-K, (1) there were no disagreements with A&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of A&C, would have caused A&C to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Contemporaneous with this action, on the same day, and upon approval of the Company’s majority shareholder, the Company engaged YSL & Associates LLC (“YSL”), as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During April 22, 2014 (inception), through July 21, 2014, neither the Company nor anyone acting on its behalf consulted with A&C regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by A&C on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with A&C or a reportable event with respect to A&C; (iii) the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that A&C concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or (iv) Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

As previously disclosed on Form 8-K, filed on August 8, 2014, the Company entered into two material definitive agreements. On July 16, 2014 the Company entered into an agreement for consulting services with Global Wisdom Group Inc. The agreement provides services related to financial accounting preparation for the Company’s exchange act filing requirements. The terms are as follows; the agreement is month to month with a 30 day termination clause, the compensation is $125.00 dollars to $325.00 dollars per hour based upon the complexity of services provided. An initial retainer of $2,500 was paid for this engagement.

On August 5, 2014 the Company entered into an agreement for consulting services with Tech Associates Inc. The agreement provides corporate advisory services and guidance in reviewing private placement memorandums, asset purchase agreements, coordination of legal counsel, auditors, and creating a roadmap for the Company to become publicly-traded on the Over-the-Counter Bulletin Board as its initial listing venue. The terms are as follows; the agreement is for a period of six months, with an option to extend for two additional six month terms for a total of 18 months, subject to termination provisions. The compensation is $2,500 per month, and if the option to extend is exercised after the initial 6 month term, the Company shall provide compensation of 100,000 shares of its restricted common stock in addition to the monthly retainer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company.   The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In  most  instances the target company  will  wish  to  structure  the business combination to be  within  the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life.  It is impossible to predict the status of any business in which the Company may become engaged, in that such  business  may need to seek additional capital,  may  desire to have its shares publicly traded,  or  may  seek  other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times  thereafter.   If such registration  occurs,  it  will  be undertaken  by the surviving entity after  the  Company  has  entered  into  an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which  may  develop  in  the Company's securities may depress the market value of the Company's securities  in  the future if such a market develops, of which there is no assurance.

The  Company  will  participate  in  a  business  combination  only  after  the negotiation  and  execution of appropriate  agreements.   Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although  the  terms of such agreements cannot  be  predicted,  generally such agreements will  require  certain representations and warranties of the parties thereto, will specify certain  events  of  default,  will  detail  the terms of closing and the conditions which must be satisfied by the parties prior  to and after  such closing and will include miscellaneous other terms.  Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

An investment in the company is highly speculative in nature and involves an extremely high degree of risk.

Our Business Is Difficult To Evaluate Because We Have No Operating History.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There Is Competition For Those Private Companies Suitable For A Merger Transaction Of The Type Contemplated By Management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future Success Is Highly Dependent On The Ability Of Management To Locate And Attract A Suitable Acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company Has No Existing Agreement For A Business Combination Or Other Transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management Intends To Devote Only A Limited Amount Of Time To Seeking A Target Company Which May Adversely Impact Our Ability To Identify A Suitable Acquisition Candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to our affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The Time And Cost Of Preparing A Private Company To Become A Public Reporting Company May Preclude Us From Entering Into A Merger Or Acquisition With The Most Attractive Private Companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company May Be Subject To Further Government Regulation Which Would Adversely Affect Our Operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

Any Potential Acquisition Or Merger With A Foreign Company May Subject Us To Additional Risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There Is Currently No Trading Market For Our Common Stock.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

Our Business Will Have No Revenues Unless And Until We Merge With Or Acquire An Operating Business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

The Company Has Conducted No Market Research Or Identification Of Business Opportunities, Which May Affect Our Ability To Identify A Business To Merge With Or Acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because We May Seek To Complete A Business Combination Through A “Reverse Merger”, Following Such A Transaction We May Not Be Able To Attract The Attention Of Major Brokerage Firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We Cannot Assure You That Following A Business Combination With An Operating Business, Our Common Stock Will Be Listed On NASDAQ Or Any Other Securities Exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There Is No Public Market For Our Common Stock, Nor Have We Ever Paid Dividends On Our Common Stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended.

Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

Control by Management.

Yilaime Corporation currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, it has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This Report Contains Forward-Looking Statements And Information Relating To Us, Our Industry And To Other Businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We do not undertake any obligation to publicly release any revisions to these forward- looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

As previously disclosed on Form 8-K, filed on August 8, 2014, the Company entered into two material definitive agreements. On July 16, 2014 the Company entered into an agreement for consulting services with Global Wisdom Group Inc. The agreement provides services related to financial accounting preparation for the Company’s exchange act filing requirements. The terms are as follows; the agreement is month to month with a 30 day termination clause, the compensation is $125.00 dollars to $325.00 dollars per hour based upon the complexity of services provided. An initial retainer of $2,500 was paid for this engagement.

On August 5, 2014 the Company entered into an agreement for consulting services with Tech Associates Inc. The agreement provides corporate advisory services and guidance in reviewing private placement memorandums, asset purchase agreements, coordination of legal counsel, auditors, and creating a roadmap for the Company to become publicly-traded on the Over-the-Counter Bulletin Board as its initial listing venue. The terms are as follows; the agreement is for a period of six months, with an option to extend for two additional six month terms for a total of 18 months, subject to termination provisions. The compensation is $2,500 per month, and if the option to extend is exercised after the initial 6 month term, the Company shall provide compensation of 100,000 shares of its restricted common stock in addition to the monthly retainer.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	05/08/2014
3.2	By-Laws		10		3.2	05/08/2014
3.3	Amendment to Certificate of Incorporation		8-K		3.3	07/01/2014
4.1	Specimen Stock Certificate		10		4.1	05/08/2014
10.1	Share Purchase Agreement dated June 18, 2014.		8-K		10.1	06/26/2014
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICATOWNE Inc. (formerly ALPINE 5 Inc.)

Dated:   August 8, 2014

By: /s/ Alton Perkins Alton Perkins Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary (Principal Executive Officer, Principal Financial Officer)

