Form 10-Q/A
period 2014-06-30
AMERICATOWNE Inc.
filed 2014-08-11
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 11 , 2014, the issuer had 10,000,000 shares of its common stock issued and outstanding.

Explanatory Statement

This Current Report on Form 10-Q/A of the Quarterly Report for the period ended June 30, 2014, filed by the registrant with the Securities and Exchange Commission on August 8, 2014 is to correct all references to the word consolidated under Item 1,Table of Contents and throughout the document.

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

See Notes to Financial Statements.

AMERICATOWNE Inc. (formerly ALPINE 5 Inc.)
(A Development Stage Company)
Statement of Cash Flows

(Unaudited)

April 22, 2014 (inception) through June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(3,450)
Changes in working capital	1,000

Net cash provided by (used in) operating activities	(2,450)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Additional paid-in Capital	2,119
Proceeds from related party	331

Net cash provided by (used in) financing activities	2,450

Net increase (decrease) in cash	-

Cash at beginning of year	-

Cash at end of year	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services rendered	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-

Income taxes paid	-

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

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock to the founding shareholder of the Company.

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

Contemporaneous with this action, on the same day, and upon approval of the Company’s majority shareholder, the Company engaged YSL & Associates LLC (“YSL”), as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During April 22, 2014 (inception), through July 21, 2014, neither the Company nor anyone acting on its behalf consulted with A&C regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by A&C on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with A&C or a reportable event with respect to A&C; (iii) the type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that A&C concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or (iv) Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

As previously disclosed on Form 8-K, filed on August 8, 2014, the Company entered into two material definitive agreements. On July 16, 2014 the Company entered into an agreement for consulting services with Global Wisdom Group Inc. The agreement provides services related to financial accounting preparation for the Company’s exchange act filing requirements. The terms are as follows the agreement is month to month with a 30 day termination clause, the compensation is $125.00 dollars to $325.00 dollars per hour based upon the complexity of services provided. An initial retainer of $2,500 was paid for this engagement.

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

Dated:   August 11 , 2014

By: /s/ Alton Perkins Alton Perkins Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary (Principal Executive Officer, Principal Financial Officer)

