Form 10-Q
period 2014-10-31
AMERICATOWNE Inc.
filed 2014-10-31
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2014

OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55206

AMERICATOWNE Inc. (Exact name of registrant as specified in its charter)

Registrant's telephone number, including area code: (888) 406 2713

ALPINE 5 Inc. (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer       Accelerated filer

Non-accelerated filer         Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 27, 2014, the issuer had 16,616,059 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICATOWNE Inc.
(A Development Stage Company)
Financial Statements
(Unaudited)
Contents

AMERICATOWNE Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)

See Notes to Financial Statements.

AMERICATOWNE Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

Three Months Ended September 30, 2014		April 22, 2014 (inception) through September 30, 2014	
REVENUES				
Revenues	$	174,166	$	174,166
TOTAL REVENUES		174,166		174,166
OPERATING EXPENSES:				
General and Administrative		25,141		25,472
Professional Fees		21,390		21,390
Organizational Expenses		-		3,119
Total operating expenses		46,531		49,981
Net Income from operations		127,635		124,185
Provision for Income Taxes				
Net Income	$	127,635	$	124,185
Earnings per common share-basic and diluted	$	0.01	$	0.01
Weighted average common shares outstanding-basic and diluted		11,663,043		10,950,311

See Notes to Financial Statements.

AMERICATOWNE Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

See Notes to Financial Statements.

AMERICATOWNE Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period from April 22, 2014 (inception) to September 30, 2014
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On June 18, 2014, the sole officer and director of the Company, Richard Chiang, entered into a Share Purchase Agreement (the "SPA") pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company's common stock to Yilaime Corporation ("Yilaime") at an aggregate purchase price of $40,000. These shares represent 100% of the Company's issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, June 26, 2014, Richard Chiang executed the agreement and owned no shares of the Company's stock and Yilaime was the sole majority stockholder of the Company.

Yilaime was incorporated on January 1, 2013 in Las Vegas, Nevada. Yilaime provides "innovative solutions for global trade and business" focusing on exporting to China goods and services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of the results for the full year.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2014.

Basic Earnings (Loss) per Share

In February 1997, the FASB issued ASC 260, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective (inception).

Basic earnings and net loss per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On September 30, 2014, all assets and liabilities are located in the United States where the income and expense has been incurred since inception to September 30, 2014.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Pushdown Accounting and Goodwill

Pursuant to applicable rules (FASB ASC 805-50-S99) the Company used push down accounting to reflect Yilaime Corporation's purchase of 100% of the shares of the Company's common stock. Richard Chiang, the Company's prior sole shareholder entered into an agreement to sell an aggregate of 10,000,000 shares of the Company's common stock to Yilaime Corporation effective upon the closing date of the Share Purchase Agreement dated June 26, 2014. Richard Chiang executed the agreement and owned no shares of the Company's common stock. This transaction resulted in Yilaime Corporation retaining rights, title and interest to all issued and outstanding shares of common stock in the Company.

The purchase cost for the agreement was $40,000. The Company used $40,000 as a new accounting basis for its net assets. Since there was no assets on the company's book on June 26, 2014, to make the company's net assets $40,000, the Company recorded $40,331 in goodwill ($40,331-$331=$40,000; $331 was a liability due to a related party). Therefore, in recognizing push down accounting, the Company's net asset increased by the amount reflected by Goodwill.

Revenue Recognition

The Company's revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized at the date of delivery to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

The Company's revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized at the date of delivery to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. There are two customer agreements currently offered to AmericaTowne clients - (a) Licensing, Lease and Use Agreement, and (b) Exporter Services Agreement, both of which are detailed in the Company's September 15, 2014 Form 8-K. The Company will revise its prior disclosure to incorporate these agreements and the Company's revenue recognition under each.

The Company expects to realize revenue for export funding and support, and franchise and license fees for United States support locations. Additionally, if and when the Company further develops AmericaTowne, revenues would be expected to be recognized for (a) villa sales, rentals, timeshare and leasing; (b) hotel leasing and or operational revenues and sales; (c) theme park and performing art center operations, sales and/or leasing; and (d) senior care facilities, operations and or sales.

Sales returns and allowances was $0 for the three months ended September 30, 2014. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

Valuation of Goodwill

We assess goodwill for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step of the review process, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step of the review process to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experiences.

We base our calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, we use internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

We have had no goodwill impairment charges for the last three fiscal years, and as of the date of each of the most recent detailed tests, the estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is still in development stage and there is no assurance the Company will obtain revenue producing contracts or financing to cover any operating losses it may incur. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2014:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 13,000,000 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding

NOTE 5. SUBSEQUENT EVENTS

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

General Description of Business

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On September 30, 2014, upon approval of the Company's majority shareholder, the Company entered into an agreement for consulting services with Stanek & Company, CPAs P.C. The agreement provides services related to financial accounting preparation for the Company's exchange act filing requirements. The terms are month to month and the compensation is $75.00 dollars to $185.00 dollars per hour based upon the complexity of services provided. See Exhibit 10.7. The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6.

Item 6. Exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICATOWNE Inc.
Dated: October 30, 2014

By: /s/ Alton Perkins
Alton Perkins
Chairman of the Board, President, Chief Executive Officer,
Chief Financial Officer, Secretary
(Principal Executive Officer,
Principal Financial Officer)