Form 10-Q/A
period 2015-02-13
AMERICATOWNE Inc.
filed 2015-02-13
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2014

OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55206

AMERICATOWNE Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or Other Jurisdiction of
Incorporation or Organization)

46-5488722
(I.R.S. Employer Identification No.)

353 E. Six Forks Road
Suite 270
Raleigh, NC
(Address of Principal Executive Offices)

27609
(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2014, the issuer had 13,000,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

AmericaTowne, Inc. is filing this Amendment to its previously filed Quarterly Report on Form 10-Q for the third quarter ended September 30, 2014 (the "Third Quarter Report") to: (1) restate its unaudited interim financial statements as of and for the third quarter ended September 30, 2014, and, (2) reflect related matters involving the Firm's disclosure controls and procedures. The information in the First Quarter Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the interim financial statements, the related disclosure controls and procedures matters, the information in the Third Quarter Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since October 31, 2014, the date the Third Quarter Report was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Third Quarter Report and this Amendment speaks only as of October 31, 2014. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

For more information about the restatement, the related disclosure controls and procedures matters, please see AmericaTowne's Current Report on Form 8-K (Items 4.02) filed subsequent hereto.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICATOWNE Inc.
(A Development Stage Company)
Financial Statements
(Unaudited)
Contents

AMERICATOWNE Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)

As of September 30, 2014 (Restated)
ASSETS		
Current Assets		
Cash	$	23,638
Accounts Receivables		48,000
Prepayment-Current		644
Total Current Assets		72,282
Prepayment-Non Current-		8,970
Goodwill		40,331
TOTAL ASSETS	$	121,583
LIABILITIES & STOCKHOLDERS' EQUITY		
Current Liabilities		
Accrued Expenses	$	1,000
Deferred Revenues-Current		2,667
Total Current Liabilities		3,667
Deferred Revenues-Non Current		37,111
TOTAL LIABILITIES		40,778
Stockholders' Equity		
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)		-
Common stock ($.0001 par value, 100,000,000 shares authorized; 13,000,000 shares issued and outstanding as of September 30, 2014)		1,300
Additional paid-in capital		38,700
Retained earnings		40,805
Total Stockholders' Equity		80,805
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$	121,583

See Notes to Financial Statements.

AMERICATOWNE Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

Three Months Ended September 30, 2014 (Restated)		April 22, 2014 (inception) through September 30, 2014 (Restated)
Revenues	$	77,722	$	77,722
Cost of Revenues		5,303		5,303
Gross Profit		72,419		72,419
Operating Expenses:				
General and Administrative		10,224		10,555
Professional Fees		21,390		21,390
Organizational Expenses		-		3,119
Total operating expenses		31,614		35,064
Net Income from operations		40,805		37,355
Provision for Income Taxes				
Net Income	$	40,805	$	37,355
Earnings per common share-basic and diluted	$	0.003	$	0.003
Weighted average common shares outstanding-basic and diluted		11,663,043		10,950,311

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

Restatement of third quarter 2014 previously-filed interim financial statements

On February 11, 2015, the Company reported that it had reached a determination to restate its previously-filed interim financial statements for the quarterly period ended September 30, 2014. The restatement had the effect of reducing the Company's reported net income for the three months ended September 30, 2014 and for the period from April 22, 2014 (inception) to September 30 2014 by $86,830. The restatement relates to correction of accounting policy to recognize revenue of "License Fee" over the term of the agreement. We previously recognized revenue of "License Fee" upon signing of the agreement, In addition, we revised APIC and Retained Earnings balances to reflect the application of push-down accounting, including the elimination of accumulated deficit upon acquisition.

The Company reached the determination to restate following receipt of comment letters dated November 20, 2014 and December 30, 2014 from Securities and Exchange Commission stating concerns on the above issues. Management also determined that a material weakness existed in the Company's internal control over financial reporting as of September 30, 2014.

The following summarizes the effects of restatement:

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

Change in Policy on Recognizing Revenue

We have adjusted the financial statements and policy on Revenue Recognition to reflect the changes made in recognizing Revenue.

Revenue Recognition

The Company's revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized at the date of delivery to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Pursuant to ASC 605-25-25 and ASC 605-25-50, in considering the appropriate timing of revenue recognition as well as accounting units, we consider the AmericaTowne Platform provided after the agreement has been signed as deliverables and a separate accounting unit. The AmericaTowne Platform accounting unit is different from the Services provided by Yilaime for market research and analysis during program entry. Services provided by Yilaime are recognized upon entry into the program. Services offered solely by AmericaTowne's through its Platform in China are provided as a separate accounting unit and meet the criteria as outlined in ASC 605-25-25.

According to ASC 605-25-25 Revenue arrangements with multiple deliverables shall be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria as stipulated in ASC 605-25-25-5.

In an arrangement with multiple deliverables, the delivered item or items shall be considered a separate multiple accounting units if: a) the delivered item or items have a value to the customer on a stand-alone basis. The items or items have a value on a stand-alone basis if any vendor can sell them separately or the customer could resell the delivered item on a stand-alone basis. The stand-alone basis doses not require the existence of an observable market for the deliverables; and b) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially.

AmericaTowne Platform services provided directly by AmericaTowne, meets the first criteria because it is considered to have stand alone value because the customer could resell the services offered on a stand-alone basis. There are other International Trade Centers in China. While not providing US made goods and services, they do offer comparable services indicating that services could be resold to another customer. Additionally, the second criterion is met because there are no refund rights general or otherwise in the arrangement.

The Service Fees provided through Yilaime Corporation, and the Transaction Fees for services provided by AmericaTowne for services rendered during the export life cycle are considered separate units of accounting in the arrangement.

Service Fees are an independent accounting unit resulting from services provided through Yilaime contractual agreements. Service Fees are realized after delivery of the product and services focusing on market analysis and demand. AmericaTowne charges Transaction Fees - a separate accounting unit. AmericaTowne realizes Transaction Fees after the customer has participated in the Export Platform, and the export life cycle is complete. This means we have a buyer; terms negotiated; funding verified; goods delivered; and payments made. Afterwards, a Transaction fee is charged.

In accordance with ASC 605-25-50, the company recognizes its responsibility to fully disclose in the accounting notes as well as elsewhere in its filings as appropriate, the separate accounting units; the nature of multiple delivery arrangements; the general timing of revenue recognition; the significant deliverables within the arrangements; performance, termination, cancellation, and refund type provisions.

Yilaime provides some - but not all of the services underlying the arrangements. In general terms, Yilaime provides services up to the point the customer enter the exporting cycle. Afterwards, AmericaTowne Inc. provides the majority of services and work through its operations in China. The Company is developing a US International Import Trade Center Platform located on Meishan Island, Ningbo China. The facility will house AmericaTowne's Platform in an 18,000 square foot display facility. The facility is designed to assist exporters in completing the exporting life cycle. The costs of doing business after the agreement is signed through the AmericaTowne Platform will be reflected in the costs incurred by the Company's subsidiary in China.

The Company recognizes and confirms the requirements in ASC 225-10-S99-4/SAB Topic 5:T Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). All costs of the Company doing business including any costs incurred on its behalf by its shareholder or other economic interests reported pursuant to ASC 225-10-S99-4/SAB Topic 5:T.

There are two customer agreements currently offered to AmericaTowne clients - (a) Licensing, Lease and Use Agreement, and (b) Exporter Services Agreement, both of which are detailed in the Company's September 15, 2014 Form 8-K.

On two of its agreements involving the License fee, we have adjusted the agreements to reflect revenue recognition over the course of the term. Going forward, management will adjust its Occupancy agreement to reflect three specific fees: Service Fees, License Fees; and Royalty fees. These fees adequately address all cost associated with conducting business under the Occupancy Agreement.

Deferred revenues represent cash received.

The reverse of accounts receivable and related revenue is due to change of accounting policy for time to recognize revenue. This portion will be recognized over the term of the agreement rather than upon signing of the agreement.

Revenue is recognized for AmericaTowne Platform Services through Transaction Fees, which are realized after the customer has participated in the Export Platform, and the export life cycle is complete. At the time an arrangement is signed, no platform related revenues are recognized. In addition, there is revenue stemming from the Service Fees provided for the benefit of the Company through its relationship with Yilaime. We confirm that we defer recognition of items delivered at a later date, such as access to and participation in the Sample and Test Market program.

The recognition of the Company's Service Fee and Transaction Fee is not the typical Multiple-Deliverable Revenue Arrangement since each event has a separate fee (unlike the example above where this is one fixed fee). Revenue is recognized for the Transaction Fee and the Service Fee in their respective amounts at the time of the deliverable.

For guidance, the Company relies on the following links in support of its disclosures hereto:

https://www.youtube.com/watch?v=HxzpYLTMJQo

http://www.sec.gov/Archives/edgar/data/720005/000072000513000046/filename1.htm

Yilaime is an independent contractor to the Company. Yilaime is responsible for establishing the Company's costs to conduct business, which the Company's management assumes includes the costs for both successful as well as unsuccessful entrants. Since the Company earned revenue of "Service Fee" as an agent for service provided by Yilaime, it does not recognize cost incurred by Yilaime related to unconsummated arrangements. The Company recognizes revenue of "Service Fee" on a net basis.

The Company, either directly or through its facility in Meishan Island Ningbo China (as disclosed in prior filings), provides services that result in the realization of revenue for Transaction Fees and Licensing Fees. The Company recognized revenue of both on a gross basis since it earns revenue from sales of service.

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

As described in Basis of Presentation on page 9 of this Amendment to the Third Quarter Report, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) at September 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective at September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: February 11, 2015

By: /s/ Alton Perkins
Alton Perkins
Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary
(Principal Executive Officer, Principal Financial Officer)