Form 10-K
AMERICATOWNE Inc.
filed 2015-04-16
CIK 1606699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ________

AMERICATOWNE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

000-55206
(COMMISSION FILE NO.)

46-5488722
(IRS EMPLOYEE IDENTIFICATION NO.)

353 E. Six Forks Road, Suite 270, Raleigh, North Carolina 27609
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(888) 406 2713
(ISSUER TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer

         Accelerated filer

         Non-accelerated filer

         Smaller reporting company☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $0 as of June 30, 2014.

The number of shares of the Registrant's common stock outstanding as of March 30, 2015 was 22,943,624 (and remains this amount at the time of this Form 10-K). The number of shares of the Registrant's common stock outstanding as of December 31, 2014 (i.e. close of fiscal year) was 18,577,565.

AMERICATOWNE, INC.
2014 FORM 10-K
TABLE OF CONTENTS

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words "believes," "project," "expects," "anticipates," "estimates," "forecasts," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions "Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risk Factors Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1. BUSINESS

Corporate History

On June 18, 2014, the Company's sole shareholder, officer and director, Richard Chiang, entered into an agreement to sell an aggregate of 10,000,000 shares of the Company's common stock to Yilaime Corporation, a Nevada corporation ("Yilaime"). Effective upon the closing date of the Share Purchase Agreement, June 26, 2014, Richard Chiang executed the agreement and owned no shares of the Company's stock. This transaction resulted in Yilaime retaining rights, title and interest to all issued and outstanding shares of common stock in the Company.

Yilaime proceeded to appoint its sole shareholder, Alton Perkins, as Chairman of the Board of Directors. Immediately following the election of Mr. Perkins to the Company's Board of Directors, Mr. Perkins, acting as the sole Director of the Company, accepted the resignation of Richard Chiang as the Company's President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. The Board of Directors proceeded to appoint Mr. Perkins as President, Chief Executive Officer, Chief Financial Officer and Secretary. The Board of Directors further appointed Xianghai Lin and Mabiala T. Phuati as Vice Presidents of the Company with duties and obligations to be set forth by the Board of Directors at a later date. The biographical information for these officers were previously disclosed by the Company on its June 26, 2014 Form 8-K.

Following a series of additional filings, all of which are incorporated herein by reference, the Company entered into a Contribution Agreement with Yilaime on August 11, 2014 (the "Contribution Agreement"). Pursuant to the terms of the Contribution Agreement, in consideration for the issuance of 3,000,000 shares of common stock in the Company to Yilaime, Yilaime agreed to contribute to the operations of the Company certain assets previously acquired by Yilaime through an Intellectual Property Assignment Agreement between Mr. Perkins, as Assignee, and Yilaime, as Assignor (attached as Exhibit A to the Assignment Agreement). The intent of the parties in executing and performing under the Contribution Agreement was to effectuate the tax-free transfer of assets into the Company pursuant to Section 351 of the United States Tax Code.

On August 28, 2014, the Company entered into an Exporter Services Agreement with Bamyline Services, LLC, a North Carolina limited liability company doing business in Wake Forest, North Carolina ("Bamyline"). A copy of the executed Exporter Services Agreement was attached as an exhibit by the Company on its September 23, 2014 Form 8-K. Under the terms of the Exporter Services Agreement, during the two-year term of the agreement, in consideration for a one-time service fee of $52,000 and a transaction fee of 5% paid to the Company, Bamyline is granted access to and benefits derived from the Company's proprietary AmericaTowne Platform, Sample and Test Market Program, and if applicable, Accepted Market Program (described below). The general scope of the Exporter Services Agreement is discussed in more detail, below, in subsection (A).

On August 28, 2014, the Company entered into a Licensing, Lease and Use Agreement (the/a "Licensing Agreement") with Grandeur on Demand, LLC, a North Carolina limited liability company doing business in Knightdale, North Carolina ("Grandeur"), and another Licensing Agreement with Landmark Motors Corporation, a North Carolina corporation doing business in Raleigh, North Carolina ("Landmark") on August 29, 2014. A copy of the Grandeur and Landmark Licensing Agreements was attached as an exhibit by the Company on its September 23, 2014 Form 8-K. Under the terms of each Licensing Agreement, during the fifteen-year term of the agreement, in consideration for the payment of the Licensing Fee, Source and Use Schedule and Royalty Fee (all defined under Section 4 of the Licensing Agreement), Grandeur and Landmark are granted licenses to use the Company's intellectual property rights, trade secrets, products and ideas, trade and service marks such as AmericaTowne and AmericaStreet, and other confidential and proprietary services (collectively referred to herein as the "Licensed Methods").

In addition to licensing the use of the Licensed Methods, the Company has granted to Grandeur and Landmark a lease right to operate its business at an "Authorized Location," which is defined under Section 2 of the Agreement, for the consideration set forth in Section 3 of the Agreement. No authorized location has yet been determined under the Exporter Services Agreements. The general scope of the Exporter Services Agreement is discussed in more detail, below, in subsection (B).

On October 8, 2014, the Company entered into a Stock Exchange Agreement with Yilaime Corporation of NC, a North Carolina corporation ("Yilaime NC") (the "Stock Exchange Agreement"). A copy of the Stock Exchange Agreement was disclosed in a Form 8-K filing on October 10, 2014. Although executed on October 8, 2014, the Stock Exchange Agreement is effective as of October 13, 2014 in order to allow for sufficient time to process the exchange of stock. The stock has since been exchanged. Pursuant to the terms of the Stock Exchange Agreement, in consideration for the issuance of 3,616,059 shares of common stock in the Company to Yilaime NC, Yilaime NC conveyed 10,848,178 shares of its restricted common stock. The intent of the parties in executing and performing under the Stock Exchange Agreement is to effectuate tax-free reorganization under Section 368 of the Internal Revenue Code of 1986.

On October 27, 2014, the Company entered into a Service Provider Agreement with Yilaime (the "Service Agreement"). A copy of the Service Agreement was disclosed in a Form 8-K filing on October 28, 2014, and is attached hereto as an exhibit under Item 9.01. Pursuant to the terms of the Service Agreement, the Company and Yilaime have agreed to an exclusivity relationship over the next five years with Yilaime retaining an option right on five more years. In consideration of the mutual compensation set forth in the Service Agreement, Yilaime has agreed to provide on an exclusive basis "Export Funding and Support Services" and "Occupancy Services," as these terms are defined therein. Yilaime has also agreed to a covenant not to compete, an agreement not to circumvent, confidentiality and mutual indemnification and hold harmless. As for the consideration under the Service Agreement, the Company and Yilaime have agreed to the following compensation schedule:

          (a) For those services identified as "Export Funding and Support Services," the Company has agreed to pay Yilaime a fee equal to 1.0% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses participating or contracting with the Company;

          (b) For those services identified as "Occupancy Services," the Company has agreed to pay Yilaime a fee equal to 10% of any and all licenses, leases, occupancy expenses, and association, sponsorship or exporting fees, and any revenues benefiting AmericaTowne procured through Yilaime's efforts. In addition, Yilaime has agreed to pay the Company an exclusive operations fee (the "Operations Fee"). Yilaime has acknowledged under the Service Agreement that it made a prior payment of the Operations Fee to the Company in the amount of $25,000 paid on September 23, 2014, and further acknowledged receipt of an invoice for the Operations Fee for the October 2014 to December 2014 quarter in the amount of $25,000 due by or before October 31, 2014.

The Company and Yilaime agreed that the next Operations Fee shall be invoiced in the amount of $25,000 on January 1, 2015 and due March 30, 2015, and then on the first day of the following third month during the term thereafter, i.e. every quarter, to be invoiced by AmericaTowne (hereinafter referred to as the "Quarterly Fee"). The Parties have agreed that the Quarterly Fee will be paid in four equal installments as follows after February 29, 2016: (a) $150,000 for the time period covering March 1, 2016 to February 28, 2017; (b) $200,000 for the time period covering March 1, 2017 to February 28, 2018; (c) $250,000 for the time period covering March 1, 2018 to February 28, 2019; and (d) $250,000 for the time period covering the remainder of the Term and, if applicable, the Option Term (as these terms are defined therein). On October 28, 2014, the Company entered into the following two agreements: (a) Exporter Services Agreement with Nadia Emhirech and/or her assigns (the "Nadia Agreement"), and (b) Exporter Services Agreement with Janssen's Farms Incorporated, a North Carolina corporation (the "Janssen's Agreement"). A copy of the Nadia Agreement and the Janssen's Agreement were disclosed in a Form 8-K filing on October 30, 2014.

Under the terms of the Nadia Agreement and the Janssen's Agreement, the Company is to earn the consideration set forth in each agreement in providing the customers access to the AmericaTowne Platform and in the customers' participation in the Sample and Test Market Program, and the Accepted Market Program provided that the Company concludes that the Sample and Test Market Program has resulted in market demand and target consumers for the customers' respective goods and services.

The Company has represented in the Nadia Agreement and the Janssen's Agreement that the AmericaTowne Platform consists or will consist of exhibition, showroom and display facilities, support office(s) and staff located in the United States and China, and the platform consists or will consist of a buyer's network, and online websites either directly owned by AmericaTowne or in a partnership with third-parties in order to support the exhibition center, showroom and network to market imported goods and services to consumers in China.

The consideration paid to the Company under the Nadia Agreement and the Janssen's Agreement differs slightly from similar customer agreement. More specifically, with respect to the Nadia Agreement, the Company has agreed to accept a promissory note from the customer in the amount of $36,000 in consideration of the Service Fee under Section 6 of the Nadia Agreement. The first payment under this note was made on October 18, 2014 (in advance of execution of the agreement) to be followed by twenty-three additional payments equal to $1,500 with no interest unless there is a default by the borrower. With respect to the Janssen's Agreement, the Company has agreed to accept $50,000 as the Service Fee under Section 6 of the Janssen's Agreement paid as follows: (a) $10,000 upon execution, (b) $20,000 paid in forty-five days after execution, and (c) $20,000 paid in ninety days after execution.

On November 6, 2014, the Company entered into the Exporter Services Agreement with World Empowerment Import and Export, LLC, a North Carolina limited liability company ("World Empowerment")(the "World Power Agreement"). A copy of the World Power Agreement was disclosed in a Form 8-K filing on November 13, 2014.

Under the terms of the World Empowerment Agreement, the Company is to earn consideration set forth therein in providing World Empowerment access to the AmericaTowne Platform and in World Empowerment's participation in the Sample and Test Market Program, and the Accepted Market Program provided that AmericaTowne concludes that the Sample and Test Market Program has resulted in market demand and target consumers for the customers' respective goods and services.

AmericaTowne has represented in the World Empowerment Agreement that the AmericaTowne Platform consists or will consist of exhibition, showroom and display facilities, support office(s) and staff located in the United States and China, and the platform consists or will consist of a buyer's network, and online websites either directly owned by AmericaTowne or in a partnership with third-parties in order to support the exhibition center, showroom and network to market imported goods and services to consumers in China.

The consideration paid to the Company under the World Empowerment Agreement consists of a Service Fee and a Transaction Fee. The Service Fee paid to the Company equals $30,000 (payable over a term) for services provided by the Company in the AmericaTowne Platform, Sample and Test Market Program, and if applicable, Accepted Market Program. The Transaction Fee equals 5% for each transaction between World Empowerment and any end buyer facilitated by the Company.

On November 25, 2014, the Company entered into an Employment, Lock-Up and Options Agreement with Mabiala T. Phuati to serve as the Company's Vice President Worldwide Operations effective retroactively to November 15, 2014. The term of the agreement is one year with an option held by the Company to extend employment for another year. The Company has agreed to issue 477,198 shares of common stock to Mr. Phuati in consideration of his services during the term, and to the extent the Company has sufficient cash flow and capital, the Company may elect to include money compensation to Mr. Phuati for his services.

In addition to restrictions under the 1933 Securities Act, Mr. Phuati has agreed to specific lock-up provisions. He has agreed not to dispose or convey greater than ten-percent (10%) of the shares between the first day after the first year after issuance and the conclusion of the second year after issuance, and he shall not dispose or convey greater than twenty percent (20%) of the shares between the conclusion of the first year up to and after the first day of the third year after issuance. These lock-up periods terminate immediately prior to the consummation of the first firm commitment underwritten public offering to an effective registration statement on Form S-1 (or its then equivalent) under the 1933 Securities Act, pursuant to which the aggregate price paid for the public to purchase of stock is at least $10.00, or on the third anniversary of the date of the agreement, whichever occurs first.

The Company entered into a similar agreement on November 21, 2014 with Alton Perkins to serve as the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary. The term of Mr. Perkins' agreement is five years with the Company retaining an option to extend in one-year periods. In consideration for Mr. Perkins' services, the Company has agreed to issue to his designee, the Alton & Xiang Mei Lin Perkins Family Trust, 5,100,367 shares of common stock. The Company may elect in the future to include money compensation to Mr. Perkins or his designee for his services provided there is sufficient cash flow.

In addition to restrictions under the 1933 Securities Act, Mr. Perkins has agreed to specific lock-up provisions. He has agreed not to dispose of or convey greater than five-percent (5%) of the shares and or any shares under his control for his personal benefit between the first day after the first year after issuance and the conclusion of the second year after issuance. He has agreed not to dispose or convey greater than fifteen percent (15%) of the shares and or any shares under his control for his personal benefit between the conclusion of the first year up to and after the first day of the third year after issuance, and not to dispose of or convey greater than twenty percent (20%) of the shares and or any shares under his control for his personal benefit between the conclusion of the first year up to and after the first day of the fourth year after issuance. Subject to restrictions as an insider under the 1933 Securities Act, the lock-up provisions set forth herein shall terminate immediately prior to the consummation of the first firm commitment underwritten public offering to an effective registration statement on Form S-1 (or its then equivalent) under the 1933 Securities Act, pursuant to which the aggregate price paid for the public to purchase of stock is at least $10.00, or on the fifth anniversary of the date of the agreement, whichever occurs first.

Mr. Phuati and Mr. Perkins, or their respective designees or assignees, each retain an option to purchase up to 1,000,000 shares of common stock of the Company at any time prior to the conclusion of the first year of the Agreement, i.e. prior to 365 days after execution of the Agreement, at a price of $0.50 per share. Prior to issuing the shares under their respective options, Mr. Phuati and Mr. Perkins agree that any agreement between the Company and their respective entities or affiliates must be satisfied. The Chairman of the Board must certify that these funds have been paid. The shares purchased under this option shall be considered subject to all rights and restrictions set forth in the schedule attached to their respective agreements. The shares under the Employment Agreements have been issued through the Company's transfer agent, Action Stock Transfer. Mr. Phuati's and Mr. Perkins' respective employment agreements were disclosed by the Company on its November 26, 2014 Form 8-K.

Subsequent action by the Company following the close of its 2014 fiscal year have been disclosed in filings between January 8, 2015 up to the present and are incorporate herein.

(A) The Exporter Services Agreement

The AmericaTowne Platform consists or will consist of exhibition, showroom and display facilities, support office(s) and staff located in the United States and China, and the platform consists or will consist of a buyer's network, and online websites either directly owned by AmericaTowne or in a partnership with third-parties in order to support the exhibition center, showroom and network to market imported goods and services to consumers in China.

The AmericaTowne Platform works in conjunction with the Sample and Test Market Program. Under this program, the customer will be provided with access to and participation in a program whereby the Company will exercise its experience, expertise and training in assessing the customer's market acceptance and demand of the customer's products or services in China (and perhaps other locales depending on the Company's findings). The customer will work in conjunction with the Company is arranging for the delivery of the customer's samples or examples of products or services to the AmericaTowne Platform, and if deemed strategically beneficial by the Company, the customer may send specific videos, brochures and other promotional material to explain, show, and demonstrate the products or services features to the Chinese consumer and or wholesale customers. The customer agrees to be responsible for those costs associated with packaging, shipping and other reasonable and commercially acceptable costs in sending the samples to the AmericaTowne Platform, including where applicable, Value Added Tax (VAT) or custom costs.

Upon receipt of samples, brochures, and other promotional and marketing materials, the Company will be responsible for displaying the customer's goods and services on its online portal, and/or exhibition and showroom facilities in China, as well as marketing the customer's products through marketing channels. The Company, in conjunction with any representative of the customer, will exercise commercially reasonable discretion in determining how the customer's products and services are exhibited in the AmericaTowne Platform. The Company will use its best efforts to match the customer with an end buyer of its products or services. The customer agrees that there is no assurance that a demand for its product will exist or an end buyer will be found.

The Sample and Test Market Program allows the customer an opportunity to (i) test the demand and market for its products and service by exhibiting it products or service in the AmericaTowne Platform, and (ii) receive follow-on orders for its products or services, if a demand and buyers exist, without expending normal costs for exporting. The customer has one year from the effective date under the Exporter Services Agreement to participate in the Sample and Test Market Program. Afterwards, provided no transaction has occurred in the AmericaTowne Platform, the customer agrees to pay a fee equal to 25% of the original Service Fee (in the case of Bamyline, it would equal $13,000) within thirty days to extend the customer's participation, To the extent this fee is not paid, the customer's participation and membership in the Sample and Test Program terminates. In the event of termination, the Company and customer agree that the balance of the Exporter Services Agreement would remain in full force and effect.

Provided that the Company concludes that the Sample and Test Market Program has resulted in market demand and target consumers for the customer's goods and services, the Company will notify the customer within a commercially reasonable time of its opinions, conclusions and recommendations, and in turn, provide services associated with its Accepted Market Program. Under this program, the Company will advise the customer in the negotiation of price, and terms and conditions of sale of its goods and/or services. The Company will assist the customer in all phases of the exporting process, including but not limited to, labeling and preparation for exporting, customs inspection and clearance, shipping, warehousing, and payment. The Company, if deemed necessary, will propose the form and substance of purchase orders to be presented to the target buyer setting forth, amongst other things, terms and conditions of sale, costs, and payment to the customer (or its assignee or designee) with the Company being responsible for currency exchange into United States dollars.

Under the Accepted Market Program, the Company anticipates advising the customer of the various components of the selling price including, but not limited to, normal product costs, shipping costs, other related expenses, and customs and VAT. The customer will make the final determination of its sale price offered to the buyer. The Company will advise the customer on available incentives and accommodations as a result of the Company operating out of a Bonded Port Zone in China, such as, but not limited to, making the determination that the buyer assumes VAT and customs costs by including such costs in the price of the product or service, and reduced warehousing and logistics product costs in China. From time to time state and federal agencies will have marketing and promotional programs to assist small businesses in exporting their products and services. The Company will work with the customer where warranted, to take advantage of the various funding, grants and promotional opportunities available.

In certain cases, special certification will be required from the appropriate authorities in China, prior to export of the customer's goods and/or services in conjunction with a buyer's purchase order. In such a case, the Company will assist the customer in securing the proper certification. The customer will be responsible for all costs of such certification. Prior to any such certification action, the Company will advise the customer, and the customer will have the sole discretion to determine if a certification is to be obtained, and understand if such certification is obtained, The customer, or its assignee or designee, is ultimately responsible for the costs of certification.

(B) The Licensing, Lease and Use Agreement

The general intent behind the Licensing Agreement is for the Company to license its intellectual property to the customer and a right to lease a future physical location to conduct its business in China for the consideration stated therein. The Licensing Agreement incorporates as exhibits the approved licensed intellectual property to be used by the customer at the Authorized Location, the proposed site for the Authorized Location (which in the case of Landmark is yet to be determined), the consideration to be paid by the customer associated with the Authorized Location, a preliminary financing budget, and a source and use schedule.

For the consideration set forth in the Licensing Agreement, the Company grants to the customer a license and lease right to operate one business unit on the proposed, anticipated and intended location in China (defined as the "Authorized Location"), The granting of this right by the Company does not constitute a representation, warranty, or guarantee by the Company that the customer's business can be successfully operated at the Authorized Location. The consideration paid by the customer associated with the Authorized Location is in addition to any other payment obligations of the customer set forth in the Licensing Agreement, or where applicable, the Exporter Services Agreement discussed in subsection (A), above.

Provided the customer is in full compliance with all provisions of the Licensing Agreement, any and all other agreements between the Company and the customer (i.e. the Exporter Services Agreement, if applicable), and has provided the agreed upon written notice, the customer has the option to renew the business operations at the Authorized Location for successive periods of ten years upon the payment to the Company of a renewal fee in an amount $25,000, and the execution of any standard business operation's agreement used by the Company at the time of the written notice.

Provided the customer is in full compliance with all of its payment and performance obligations under the Licensing Agreement, and any other agreements related to its performance hereunder, and any and all applicable laws and regulations, the Company agrees that it will not operate, or permit any other entity or person to operate any similar or like business as the customer within the AmericaTowne location in which the Authorized Location is situated. The Company has acknowledged that the Authorized Location is currently not ready for occupancy. The customer acknowledges and agrees that the consideration paid under the Licensing Agreement is for, in part, site development and construction services, expenses, fees and costs incurred by the Company in building the Authorized Location exclusively for the benefit of the customer, subject to the terms and conditions of the Licensing Agreement.

The parties agree that the occupancy by the customer post-construction shall be considered a leasehold interest with the Company being the lessor and the customer as the lessee. The parties agree to execute a lease agreement consistent with the terms of Section 3 of the Licensing Agreement within thirty days of the Company securing all applicable permits, licenses and necessary authorization from the proper regulatory agency approving the construction of the specific AmericaTowne site in which the Authorized Location is to be situated. Unless otherwise negotiated, the parties agree that the term of the lease shall coincide with the balance of the "Term" under the Licensing Agreement, as defined under Section 1 of the Licensing Agreement. For example, to the extent the Company provides notification to the customer that the AmericaTowne site has been approved for construction and there is a balance of fourteen years left on the Licensing Agreement at the time of the notification, the customer agrees that the term under the corresponding lease shall be fourteen years.

Unless otherwise negotiated, the lease price shall be the average square meter of leased space for businesses at the location to be determined as stated by published and/or stated lease rates at the specific location at the time the customer provides notice to the Company. The lease shall contain such terms and provisions as are reasonably acceptable to the Company and, at the Company's sole option, shall be subleased to third-parties provided that the subtenant acknowledges in writing that its obligations under the Licensing Agreement are equally primary to the customer (i.e. a sublease versus an assignment of lease), and that the Company may be entitled to adequate collateral to secure payment and performance by the subtenant and the customer, jointly and severally.

The Company shall provide the customer with a budget and funding plan for the Authorized Location, and the customer's business start-up, based on the Company's experience and expertise in conducting business within the particular locale (the "Financing Budget"). The parties agree that the approval of the Financing Budget does not guarantee success of actually securing the necessary financing or in the overall success of the business. The parties agree to the preliminary Financing Budget, and will agree to an updated Financing Budget within sixty days prior to construction of the Authorized Location. Upon agreement of all terms and conditions of an updated Financing Budget, the parties shall mutually execute a "Final Financing Budget," which can be amended or modified only by a writing signed by the parties. The parties acknowledge that the Final Financing Budget might alter or modify their respective rights, duties and obligations, and if so, such modification will be memorialized in writing signed by the parties. Absent a writing, the Licensing Agreement is to be interpreted, as a whole, consistent with the Final Financing Budget and the alterations or modifications caused by the Final Financing Budget.

The Company agrees to provide to the customer plans and specifications for the AmericaTowne location in which the Authorized Location shall be constructed within a commercially reasonable period of time. The plans and specifications will reflect the Company's requirements, recommendation and suggestions for dimensions, exterior design, interior design and layout, decor, building materials, equipment, fixtures, furniture, and signs, which shall all be designed after business facilities typically found in the United States of America. Promptly after being provided with the plans and specifications, the customer shall submit any requested changes and/or comments to the plans and specifications, and the Company reserves the right to accept or reject such recommendations in order to (i) ensure continuity of appearance within the AmericaTowne site, (ii) ensure capacity for the type, size, scope and adequacy of any machinery and equipment utilized by the Licensee, and (iii) ensure that the recommendation is within the Final Financing Budget.

The Company agrees that it shall be solely responsible for construction, and in securing the proper licenses, permits, and certificates required for all construction of the Authorized Location, and for building the Authorized Location in accordance with the highest building standards consistent with the intent of the AmericaTowne concept. The Company further agrees that it will be responsible for equipping and finishing the Authorized Location in a commercially reasonable period of time and in a manner consistent with securing occupancy for the customer.

The rights granted to the customer under the Licensing Agreement, and more specifically, rights related to the Authorized Location cannot be transferred to any other location without the prior written approval of the Company. If the customer has operated its business for less than twelve months from the "Effective Date" and requests relocation to an alternative AmericaTowne site, the customer must set forth its reasons for requesting the relocation in writing to the Company, and its requested relocation plan, along with a proposed timeline of relocation. The Company reserves the right to approve the relocation. To the extent the Company agrees to the relocation, the customer agrees that the relocation does not alter, impair or modify its duties and obligations under the Licensing Agreement, unless otherwise set forth in an amended agreement in the same form and substance as the Licensing Agreement. The customer agrees to pay the Company a nonrefundable design and set up fee for the preparation of a design for the Licensee's new location based on current market conditions at the time of the request for and implementation of the relocation.

AmericaTowne is to be a world class, globally-respected and profitable company providing value to its customers, the environment and the lives of the people we service.

As noted above, pursuant to the rights granted to the Company under its Contribution Agreement, the Company is in the process of planning and developing the AmericaTowne and AmericaStreet concept. The concept allows American style communities to be built in China. It is anticipated that the AmericaTowne community will be planned on 50-plus acres consisting of small businesses, hotel, villas, senior care facilities, a theme park and performing arts center - all located on specific acreage in China depicting the American lifestyle and the American experience.

Through AmericaTowne, the Company's goal is to provide unique one-of-a-kind communities for people in China to go spend their leisure time all fashioned after the American way, business, and lifestyle. In short, the focus of AmericaTowne is to bring "a slice of Americana to China."

The Company plans to develop communities and conduct business operations within China using "Made in America" goods and services within five core areas: 1) small business operations (including 50 United States based businesses that will be either franchises, joint venture partners or individual operators); 2) a hotel with the development, construction, management and ownership through the Company or an entity under the control of the Company; 3) approximately 50 villas with the construction, management, leasing, timeshare and sales through the Company or an entity under the control of the Company; 4) a theme park and performing arts center with the development, construction, management, ownership and operations through the Company or an entity under the control of the Company; and 5) senior care facilities with the development, construction, management, ownership and operations through the Company or an entity under the control of the Company. All components of AmericaTowne are expected to be similar in style, decor and business operations typically found in the United States.

AmericaTowne is targeted at the middle to upper income consumer in China. The Company believes that this type of consumer in China desires goods and services from the United States, but also the experiences of American culture and lifestyle. The Company believes that by providing this target consumer with unique "Made in America" experiences, it will meet its business model's needs and growth strategy. In addition, the business model offers United States based small businesses a complete ecosystem for their businesses. For those businesses that would not typically seek to export because of various reasons, AmericaTowne will strive to offer those businesses a complete support system that will allow them to market their products and services in China.

The revenue streams from the Company's business operations align themselves with the five core business components set forth above, and provides eight potential revenue streams, if not more, as follows: 1) licenses and or franchise fees for businesses that set-up shop and operate within AmericaTowne as well as businesses that desire to export their goods and services to China through AmericaTowne; 2) franchise, joint venture and partnership arrangements with United States based businesses residing in and operating within AmericaTowne; 3) revenue from villa sales, rentals, timeshare and leasing; 4) hotel, leasing and or operational revenues and sales; 5) theme park and performing art center operations, sales and or leasing; 6) senior care facilities, operations and or sales; 7) export sales, marketing and license fees; and 8) franchise and license fees for United States support locations.

Mr. Perkins, the creator of the AmericaTowne concept, has extensive experience in business in China involving operations, construction, marketing, consumer behavior, finance and exporting. Mr. Perkins has experience as a co-chairman of a Foreign Invested Partnership in China that focused on real estate development and laid much of the foundation for the concepts behind AmericaTowne. The Company intends on continuing to use the management systems and services provided by Yilaime. The Company intends on evaluating and assessing potential management service agreements with Yilaime whereby Yilaime would provide valuable services to the Company in effectuating and facilitating the business model associated with AmericaTowne.

The Company is engaged in confidential negotiations with local government officials in China to secure a location that will serve as the initial AmericaTowne complex. The Company will promptly file a Form 8-K upon execution of a materially definitive agreement. It is anticipated that the location will be within a 100 miles of a Tier I or II city that the Company believes has the right economic and consumer base to support the AmericaTowne concept. See http://sme.amcham-shanghai.org/faq/what-meant-first-tier-second-tier-and-third-tier-cities (American Chamber of Commerce in Shanghai). Any location selected requires the cooperation of the local government and approval of the local and provincial planning and zoning boards. Though the Company has submitted plans, it does not yet have all required approvals from the applicable boards.

The Company's Strategy

The Company's primary business strategy is to develop a position as a leader in supplying quality "Made in the USA" goods and services to middle, upper middle, and upper income consumers in China. The Company seeks to create market share in the rapidly growing middle and upper income population demographic with a focus on tourism, exports, and senior care. The Company believes China's economy is robust. People in China are prospering making more money and are looking for more places to go to enjoy leisure and tourism. Today and in the foreseeable future, in China, the Company believes the demand for leisure activities is outstripping the supply.

As set forth above, the Company's objective is to provide unique one-of-a-kind communities for people in China to spend their leisure time. The Company's current planning committee is concentrating its efforts on securing land between 50 and 165 acres, and to chart out land up to 50 unique American small businesses, a 5-star hotel, 50 villas, a theme park, performing arts center, and a senior care facility all fashioned after the American way, business, and lifestyle. The aforementioned businesses will bring a slice of America to China. The Company believes the communities will offer authentic goods, products and services that are "Made in the USA." The company is in the process of identifying United States based businesses looking to locate their operations and conduct business in AmericaTowne, and to take advantage of the key Chinese demographic.

We believe that AmericaTowne will help China counter its tourist deficit, satisfy China's increasing need to import United States based goods and meet the growing demand for senior living facilities (all of which are discussed in more detail below). As a dual and added value, the Company believes AmericaTowne will provide export opportunities and jobs in China and America. Furthermore, AmericaTowne supports America's national initiative to improve the balance of trade by exporting goods and services carrying the "Made in the USA" tag.

          (i) Tourism

AmericaTowne meets the challenge of helping China reduce its tourist deficit by keeping more Chinese citizens at home to enjoy a slice of America. In short, instead of an economy based upon manufacturing and exporting products to other countries, the Company believes that China's focus has now changed to internal domestic consumption. The Company believes that China's government is ramping up the demand for its citizens to buy and use consumer products. At the same time, the Chinese government is emphasizing stability and improving its citizen's quality of life.

The Company believes leisure and tourism are cornerstones of China's long-term plans. Additionally, the Company believes that the demand by Chinese consumers for "Made in America" goods and services are high. Most important, the Company believes that the target Chinese consumer is sophisticated and focused on goods and services, but also the experiences that those goods and services bring. The Company believes that providing an AmericaTowne community with support services model after the American lifestyle will provide those experiences.

          (ii) Exporting

According to Forbes' Major Trends In China: The Next 10 Years, China will account for 36% of global growth in consumer spending during this period (http://www.forbes.com/sites/jackperkowski/2012/11/27/major-trends-in-china-the-next-10-years/). The Company believes that over the next ten years, global spending on consumer goods is expected to increase by $4.8 trillion, from $7.3 trillion in 2010 to $12.1 trillion in 2020. In 2013, United States exports to China reached $120 billion, according to the US-China Business Council, making it the third-largest export market for United States goods behind Canada and Mexico, our neighbors and NAFTA partners. United States exports to China have grown faster than exports to any other major United States trading partner.

From 2004 to 2013, United States' exports to China increased 255%. That rate is greater than growth to any of the other top ten United States' export markets, including its two largest trading partners, Canada (59% growth) and Mexico (108% growth). With its large population, rapidly growing middle class, and long list of infrastructure goals, China will continue to be a major export market for United States goods and services. (US-China Business Council, US Exports to China 2013 www.uschina.org/reports/us-exports/national-2013).

          (iii) Senior Care

A component of the Company's business is designed to take advantage of market conditions by constructing, developing and operating either through partnership or independently senior care facilities in China. "There is no stronger brand in the world than 'Made in America,' according to USA Export-Import Bank Chairman and President Fred P. Hochberg. We want to build on this and provide a slice of Americana in the fastest growing economy in the world. As stated by the Chairman and President of the United States Export-Import Bank - Fred P. Hochberg, "There is no stronger brand in the World that 'Made in America'". See "Export-Import Bank Report to Congress: Aggressive, Unregulated Financing from Foreign Competitors is Costing U.S. Jobs" dated June 25, 2014. The Company intends on building on this brand and provides a "slice of Americana" in the fastest growing economy in the World.

According to China's National Bureau of Statistics, China has roughly 185,000,000 people over the age of 60.1 A 2007 study by the United Nations estimated that in 2005, there were 16 retired people in China for every 100 workers. The study projected that this ratio will reach 64 elderly for every 100 workers by 2025. Compare this to the United States, which currently has approximately 20 retirees for every 100 workers and is projected to have 33 retirees for every 100 workers by 2050. See also "Major Trends in China: The Next 10 Years" attached hereto.

China's government funding only covers 1.6% of seniors in need of care, who cannot otherwise pay for their own care. The World Bank's standard for developed nations is 8% coverage. As Li Jianguo, vice chairman and general secretary of the Standing Committee of the National People's Congress stated last year, this translates to a need for an additional 3,400,000 hospital and nursing home beds dedicated to senior care over the next five years alone. Clearly, the need for senior care facilities is outstripping the supply.

According to China's National Bureau of Statistics, China has roughly 185 million people over the age of 60. 1 A 2007 study by the United Nations estimated that in 2005, there were 16 retired people in China for every 100 workers. The study projected that this ratio will reach 64 elderly for every 100 workers by 2025. Compare this to the United States, which currently has approximately 20 retirees for every 100 workers and is projected to have 33 retirees for every 100 workers by 2050.

China's government funding only covers 1.6% of seniors in need of care, who cannot otherwise pay for their own care. The World Bank's standard for developed nations is 8 percent coverage. As Li Jianguo, vice chairman and general secretary of the Standing Committee of the National People's Congress, stated last year, this translates to a need for an additional 3.4 million hospital and nursing home beds dedicated to senior care over the next five years alone. Clearly, the need for senior care facilities is outstripping the supply.

Gap in Small and Mid-Size Businesses

In June of 2013, the Commerce Department reported that exports hit a record high for one month of $191.1 billion-up 3.2% from June of 2012. As a result of imports falling, the United States trade deficit shrank 22.4% to its lowest monthly level since October 2009.Small and medium-sized companies account for 98% of United States' exporters, but represent less than one-third of the known export value of United States' goods' exports. In 2010, there were over 293,000 identified U.S. exporters - 269,269 of which were small or medium-sized.

The Company believes a market clearly exists; yet most small businesses do not have the resources including time, money and knowledge to enter the export market. A goal of AmericaTowne is to provide United States based small businesses with a support system that will allow them to flourish without undue worry of conducting business from afar. The Company believes that AmericaTowne provides some United States based businesses with a safety net, an entire team of businesses working together all focused on the same objective - to sell Americana to the Chinese consumer.

Keys to Success

In order to meet its goals and objectives, and to achieve short-term and long-term success, the Company must develop significant cooperative agreements with key partners, including local governments in the United States and China, a business developer and United States based entrepreneurs and businesses. The Company must continue to develop and utilize cutting edge technology and commit to research and development of its brand and market presence. It must dedicate financial resources and executive time towards establishing world-class marketing programs and procedures designed exclusively with the Chinese consumer in mind. As stated above, the Company must continue to be dedicated to building and operating AmericaTowne centers to meet the growing demand by citizens for more leisure and tourism opportunities.

1. [Text of footnote 1]See http://www.chinabusinessreview.com/senior-care-in-china-challenges-and-opportunities/; see also http://www.exim.gov/newsandevents/releases/2014/Export-Import-Bank-Report-to-Congress-Aggressive-Unregulated-Financing-from-Foreign-Competitors-is-Costing-US-Jobs.cfm; https://drive.google.com/viewerng/viewer?url=http://www.exim.gov/about/library/reports/competitivenessreports/upload/fact_sheet_competitiveness_report_24june2014.pdf&u=0

As part of his ongoing market analysis, over the past five years, at the invitation of China city mayors and other government officials in China, our Chief Executive Officer, Mr. Perkins lived and worked in China, researching and studying consumer trends, and helping to develop import, tourist and leisure projects for the Chinese consumer. While in China, Mr. Perkins had the opportunity to work with local government officials, city mayors and Provincial Governments, and mid-size and large Chinese companies. The formation of the Company and the contribution of assets by Yilaime were the byproduct of Mr. Perkins' work dating back to 2009 and 2010 by the privately-held and Chinese-based Development Center Foreign Invested Partnership, which he owned and co-chaired. This early partnership did much of the work paving the way for much of the Company's current business plans.

As part of his market research efforts, Mr. Perkins visited the United States Ex-Im Bank in Washington, D.C., and attended a United States Ex-Im Bank National Conference to learn exporting rules and financing requirements. Additionally, the AmericaTowne concept was presented to the United States Ex-Im Bank, which provided a Letter of Interest for AmericaTowne (as set forth above and as attached hereto at Item 9.01), Mr. Perkins coordinated the initial draft of the business plan and proposed actions with a representative of the United States Small Business Administration with expertise in both exporting and finance, who in turn, reviewed the Company's business plan and provided suggestions and directions for implementing the plan. It is this level of involvement and dedication that is necessary to continue developing market awareness and success.

The Company must also continue to stick to its core principles of delivering superb and unique products and services at the lowest possible cost while still maintaining the highest quality - the quality accustomed to United States' goods and services. As an international operation operating on opposite ends of the World, the Company must maintain a strong dual-economic strategic plan and implement financial controls in the United States and China. Finally, the Company will need to aggressively pursue adequate funding to implement these keys to success and in the continued development of attractive programs in providing the Chinese consumer with the "Made in the USA" experience.

Financial Objectives

The Company seeks to achieve commercial success in its initial AmericaTowne location. The Company seeks to validate its work through the success of its products and services. The Company's first revenues of $315,166 realized and earned through November of 2014, and a Letter of Interest from US Ex-Im Bank are an initial step towards this effort. The Company also seeks to develop a robust line of additional AmericaTowne products including licensing and franchising fees for additional project locations in the near future and to become financially sustainable.

Sourcing and Fulfillment

To complete the initial AmericaTowne, the Company expects a collaborative effort between small businesses owners in the United States looking for expansion opportunities in China. The Company through its relationship with Yilaime will contract with these businesses providing unique goods and services carrying the "Made in the USA" label. These select businesses will team with local counterparts to supply, source and operate the core businesses that are a part of AmericaTowne.

Competition

Our competitive position within the tourism, export and senior care industry are affected by a number of factors. There are barriers to entry that make it difficult for entrants into the industry, including, but not limited to the socio-political environment in China.

In reviewing market conditions, the Company determined that although there is no known structure or operations existing within mainland China similar to AmericaTowne, the concept could be duplicated. The challenge for competitors whose business originates from China would be to identify and provide business owners and operators, as well as goods and services that would provide a unique American experience in one location, under one roof, and receive the support of the local government in providing "authentic American goods."

It has been Management's experience that at the local level mayors and other government officials have concerns about the authenticity of both the concept and the goods and services that would originate from America. Therefore, operators from America that provide goods and services especially from America's small businesses have a competitive advantage.

Builders and developers focusing on tourism and quality of life components are regionally based, and most focus on operations in what are called (based on demographics and other criteria) Tier 2, Tier 3 and Tier 4 Cities. Competitors that appear to be doing exceptionally well it seems have designed internal management, finance and control systems that work well in the United States and China.

Though Management is aware of "Disney" typed operations and ventures in China that focuses on themed leisure activities, AmericaTowne focus is on business operations in three specific areas and providing an experience unique to America. To date Management is not aware of similar businesses or concept operating within Mainland China.

In Management's opinion based upon its analysis, and research over three and a half year period direct competition and the intensity of that competition will depend upon the specific sector.

Management believes that competition from other businesses and communities in some specific sectors will be intense. For example, Management expects to receive stiff competition in the real estate sector specifically in developing villas. On the other hand, Management expects to receive moderate to little competition in developing its senior care and business communities.

The key competitors within the real estate sector as reflected in SEC filings consist of seven companies operating within China. However, there are considerably more developers operating within the industry. Of the competitors, we focused on two are listed on NASDAQ (China HGS Real Estate Inc. (HGSH) and China Housing & Land Development, Inc. (CHLN)) and two or listed on the New York Stock exchange (Xinyuan Real Estate Co., Ltd (XIN), and IFM Investments Limited (CTC)); the other three are listed on OTCB.

All have the advantage of being from China and may have better competitive balances because of this. All may receive various support and perceived benefits that are afforded to companies that are "home grown." Additionally, all appear to focus on regional and or Tier II, III and IV cities. On the other hand, AmericaTowne focuses on Tier I, II, and III cities were the competition for development could be both keen and at times restricted to a larger degree by the Central Government than smaller Tier locations. AmericaTowne will have to adapt to a system that its competitors have been operating all of their existence virtually. Additionally, most of the competition will not only have more experience but be better capitalized.

As we develop our business model further, we expect additional competitors to service and the competitive picture to become clearer.

Tax Exempt Status for Certain Export Transactions

Because AmericaTowne will focus on providing "Made in the USA" goods and services to China, a portion of the Company's activities will involve not only development but also exporting. To take advantage of favorable United States tax rates on dividend distributions or to direct a steady flow of cash distributions for shareholders of corporate exporters, the Company has directed its legal counsel to assess the acquisition of Perkins-HSU Export Corporation ("Perkins-Hsu"), a Nevada corporation that is qualified as an Interest Charge - Domestic International Sales Corporation ("IC-DISC") under section 992(a)(1) of the Internal Revenue Code of 1986. The tax benefits to shareholders can be accomplished by allowing shareholders to defer the tax on a portion of export-related income that is accumulated within the IC DISC, versus distributed to the IC DISC shareholders. Federal taxes on the export-related income are deferred until such time as the income is distributed or deemed distributed. In the event the Company acquires Perkins-Hsu or another IC-DISC entity, the Company would not need additional offices, employees, or tangible assets, nor would it be required to perform any invoicing or services. Additionally, as an IC-DISC, if warranted, the Company may achieve a significant reduction in taxes on the first $10,000,000 in revenues.

ITEM 1A. RISK FACTORS

This Form 10-K contains certain forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of various risks and uncertainties, including certain factors set forth in the following risk factors and elsewhere in this Form 10-K.

Limited Operating History; Accumulated Net Loss and Anticipation of Continued Losses: The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in emerging markets. In order to increase sales and achieve profitability, the Company must, among other things, establish market acceptance and sell and support its services. The Company plans to increase significantly its expenditures on sales and marketing, technology and infrastructure, expand administrative resources to support the enlarged organization, maintain brand identity, broaden its customer support capabilities, and pursue strategic alliances. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company will achieve or sustain the substantial revenue growth needed in order to reach profitability.

Potential Fluctuations in Results: The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include: general economic conditions, specific economic conditions in China, demand for the Company's products/services, usage and growth of the Company's products/services, sales trends, budget cycles of customers, the mix of products or services sold by the Company or the Company's competitors, sales cycles for Company's products or services, changes in costs of expenses or capital expenditures relating to the Company's expansion of operations, the introduction of new products or services by the Company or its competitors, change in the sales mix, distribution channels or pricing for the Company's products or services. In the future, strategic partners may require payments or other consideration in exchange for providing access to the Company's products or services. As a strategic response to a changing competitive environment, especially in China and possibly other foreign markets, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its results.

Developing Market; Unproven Acceptance of the Company's Product or Services: The market for the Company's services is rapidly evolving and is characterized by an increasing number of market entrants. The Company is directly and indirectly highly dependent upon general business markets. There can be no assurance that the Company will achieve or sustain market acceptance of its products or services, or that the Company will be able to execute its business plan successfully. Because the market for the Company's services is evolving, it is difficult to predict the size of this market and growth rate, if any. There can be no assurance that the market for the Company's services will develop or that demand for the Company's products and services will emerge or become sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

Need for Future Funding: The Company anticipates that its existing capital resources, together with the net proceeds from the sale of its stock under any future prospectus, interest earned thereon and expected future revenues will enable it to maintain its current operations into the first quarter of 2016. There can be no assurance that the Company will be able to develop, produce or market products or services on a profitable basis. The Company may have underestimated the costs necessary to achieve sustainable revenues. As a result of the early stage of its business, the Company expects to sustain operating losses and require substantial additional financing in addition to that provided from the sale of its common stock through any future prospectus. The Company will need to raise additional funding thereafter in order to continue operations. No party is obligated to provide financing to the Company. It is possible that such external financing may not be obtainable. No assurances can be given that the Company will be able to raise cash from additional financing efforts and, even if such cash is raised, that it will be sufficient to satisfy the Company's anticipated capital requirements, or on what terms such capital will be available. Future equity financing is likely to result in ownership dilution to existing investors. If the Company is unable to obtain sufficient funds from future financings, the Company will need to curtail certain development efforts and operating plans, which would have a material adverse effect on its business, results of operations and financial condition.

Factors that may increase the Company's capital requirements include, but are not limited to, the following: (i) failure to realize revenues in the amounts or as promptly as the Company projected; (ii) unforeseen or sooner than expected capital expenditure requirements; (iii) accelerated, higher than budgeted or unbudgeted operating expenses; (iv) unforeseen working capital requirements; and (v) socio-economic conditions in China.

Concentrated Product and Service Risk: The Company expects that sales of its services will account for substantially all of the Company's revenues for the foreseeable future. Broad market acceptance of these services is, therefore, critical to the Company's future success, and any factor adversely affecting sales or pricing levels of its products could have a material adverse effect on the Company's business, results of operation and financial condition. Although the Company intends to expand its services offering, there can be no assurance that any such new or enhanced services will be successfully developed, introduced and marketed, and failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurances that the revenues generated from the Company's current or future services are enough to support a stand-alone business.

Reliance on Key Customers: The Company will derive a significant portion of revenues from a small number of large customers and business resources. As a result, the decrease in revenues from or loss of any particular customer could materially negatively impact the Company's future business, results of operations and financial condition.

Dependence on Strategic Relationships: The Company believes that its success in penetrating markets for its investment and services will depend in part on its ability to develop and maintain strategic relationships. The Company further believes that such relationships are important in order to expand the functionality of the Company's services. No assurance can be given that the Company will be successful in entering into any strategic alliances on acceptable terms or, if any such strategic alliance is entered into, that the Company will realize any anticipated benefits from it, or at all. In addition, the alliance of strategic partners with competitors, or the termination of one or more successful relationships, could have a material adverse effect on the Company's business, results of operations and financial condition.

Protection of Proprietary Information: The Company's success depends, in part, upon its proprietary information. The Company will rely on a combination of available trademarks and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. There can be no assurance that its agreements with employees, consultants, and others who participate in the development of its intellectual and proprietary information will not be breached, or that the Company will have adequate remedies for any breach. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's services in order to obtain and use information that the Company regards as proprietary.

Legal Proceedings: The Company is not the subject of any material litigation, claims or investigations at the time of this Form 10-K.

Management of Potential Growth: The rapid execution necessary for the Company to successfully offer its services and implement its business plan in an evolving market requires an effective planning and management process. The Company expects to continue to expand its management, technical, accounting, finance, marketing, sales and production operations, including perhaps the assignment of assets to a banking institution to maximize the value of its stock. The Company's growth, coupled with rapid evolution of the Company's markets, has placed, and is expected to continue to place, a significant strain on its administrative, operational and financial resources as well as increased demands on internal systems, procedures and controls. Furthermore, the Company will be required to manage multiple relationships with various strategic partners. There can be no assurance that the Company has made adequate allowances for the costs and risks associated with this expansion and transition, that the Company's systems, procedures or controls will be adequate to support the Company's operations, or that management will be able to achieve the rapid execution necessary to offer successfully the Company's products and services and implement its business plan. The Company's future operating results will also depend on many factors, including its ability to expand its business development organizations and expand its support organization commensurate with the expected growth of its business. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected.

Dependence on Key Personnel: The Company's success significantly depends on reputation and the continued services of the Company's key management; more specifically, the employment of Alton Perkins and Mabiala T. Phuati pursuant to the terms of the employment agreements discussed above. The Company intends to maintain a key man life insurance on these individuals. There is no assurance that the Company will be able to insure the aforementioned employees or that such amount will be adequate to compensate the Company in event of one of their deaths. The loss of these individuals or other key editorial or design personnel would likely harm the Company's business.

In order to grow the Company's business, the Company's future success depends on its continuing ability to identify, attract, hire, train, motivate and retain highly qualified management, research and development, and sales and marketing personnel (including the Company's past hires). Competition for qualified personnel are intense and there can be no assurance that the Company will be able to attract, assimilate or retain qualified personnel in the future. The inability to attract and retain the necessary personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

No Public Market; Possible Volatility of Share Price: There is no public or other trading market for the Company offered hereby or the Company's stock, and there can be no assurance that any market will develop or, if developed, will be sustained in the future. If a public market does develop for the stock, factors such as the Company's or competitors' announcements about performance, failure to meet securities analysts' expectations, government regulatory action, and market conditions for the stock in general could have a material adverse effect on the price of the Company's shares.

The company's auditor has substantial doubts as to the Company's ability to continue as a going concern: Our auditor's report on our 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. The lack of revenues from operations to date raises substantial doubt about our ability to continue as a going concern. The accompanying audited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be more difficult for the company to attract investors. The Company has generated little to no revenue since inception. Our future is dependent upon our ability to obtain financing and implement the Company's business plan. We will seek additional funds through private placements of our common stock. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

If we complete a financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution: The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that, if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments. We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the Company's business plan and expenditures. As of the date of this filing, we have earned little to no revenues. Failure to generate revenue or to raise funds could cause us to go out of business, which would result in the complete loss of your investment.

Because we do not have an audit committee, shareholders will have to rely on the directors, who are not independent, to perform these functions: We do not have an audit or compensation committee comprised of independent directors. The board of directors as a whole performs these functions. The members of the Board of Directors are not independent. Thus, there is a potential conflict in that the board members are also engaged in management and participates in decisions concerning management compensation and audit issues that may affect management performance.

We have not developed independent corporate governance: We do not presently have audit, compensation, or nominating committees. This lack of independent controls over our corporate affairs may result in conflicts of interest between our officers, directors and our stockholders. We presently have no policy to resolve such conflicts. As a result, our directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures to form audit and other board committees in a manner consistent with rules of a national securities exchange, there is no assurance that we will not be subject to any conflicts of interest. As a result, potential investors may be reluctant to provide us with funds necessary to expand our operations.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an "emerging growth company": We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002 ("SOX"). The cost of complying with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. SOX require that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we must commit significant resources, may be required to hire additional staff and need to continue to provide effective management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join the Company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We will be obligated to develop and maintain proper and effective internal controls over financial reporting: We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may have one or more material weaknesses, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We will be required to perform the annual review and evaluation of our internal controls no later than for the fiscal year ending December 31, 2014. However, we initially expect to qualify as a smaller reporting company and as an emerging growth company, and thus, we would be exempt from the auditors' attestation requirement until such time as we no longer qualify as a smaller reporting company and an emerging growth company. We would no longer qualify as a smaller reporting company if the market value of our public float exceeded $75 million as of the last day of our second fiscal quarter in any fiscal year following this offering. We would no longer qualify as an emerging growth company at such time as described in the risk factor immediately below.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to evaluate our internal controls needed to comply with Section 404. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

While we currently qualify as an "emerging growth company" under the JOBS Act, we will lose that status at the latest by the end of 2017, which will increase the costs and demands placed upon our management: We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under a registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a "large accelerated filer," as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million on the last day of our second fiscal quarter in any fiscal year following this offering, which would disqualify us as a smaller reporting company.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors: The JOBS Act permits "emerging growth companies" like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies, which are companies that have a public float of less than $75 million. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor's attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above and are also exempt from the requirement to submit "say-on-pay", "say-on-pay frequency" and "say-on-parachute" votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(B). As a result, during such time that we delay the adoption of any new or revised accounting standards, our financial statements may not be comparable to other companies that comply with all public company accounting standards.

We will cease to be an emerging growth company at such time as described in the risk factor immediately above. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

We have not achieved profitable operations and continue to operate at a loss: From incorporation to date, we have not achieved profitable operations and continue to operate at a loss. Our present business strategy is to improve cash flow by adding to our existing product line and expanding our sales and marketing efforts, including the addition of in-house sales personnel. There can be no assurance that we will ever be able to achieve profitable operations or that we will not require additional financing to fulfill our business plan.

The relative lack of public company experience of our management team may put us at a competitive disadvantage: As a company with a class of securities registered under the Exchange Act, we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act and rules and regulations promulgated under the Exchange Act. Our management team lacks significant public company experience, which could impair our ability to comply with these legal, accounting, and regulatory requirements. Such responsibilities include complying with Federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement and effect programs and policies in an effective and timely manner that adequately responds to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Our profitability depends upon achieving success in our future operations through implementing our business plan, increasing sales, and expanding our customer and distribution bases, for which there can be no assurance given: Profitability depends upon many factors, including the success of the Company's marketing program, the Company's ability to identify and obtain the rights to additional products to add to its existing product line, expansion of its distribution and customer base, maintenance or reduction of expense levels and the success of the Company's business activities. The Company anticipates that it will continue to incur operating losses in the future. The Company's ability to achieve profitable operations will also depend on its ability to develop and maintain an adequate marketing and distribution system. There can be no assurance that the Company will be able to develop and maintain adequate marketing and distribution resources. If adequate funds are not available, the Company may be required to materially curtail or cease its operations.

If we are unable to successfully develop and market our products or if our products do not perform as expected, our business and financial condition will be adversely affected: With the release of any new product, we will be subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development and implementation, and failure of products to perform as expected. In order to introduce and market new products successfully with minimal disruption in customer purchasing patterns, we will need to manage the transition from existing products in the market. There can be no assurance that we will be successful in developing and marketing, on a timely basis, products that respond to advances by others, that our new products will adequately address the changing needs of the market, or that we will successfully manage product transitions. Further, failure to generate sufficient cash from operations or financing activities to develop or obtain improved products and technologies could have a material adverse effect on our results of operations and financial condition.

We are highly dependent on our executive officers and certain technical and operations employees: Management anticipates that the Company's revenues will be derived almost exclusively from the sales of products and the operations of AmericaTowne. We depend heavily on our executive officers, including Alton Perkins, Xianghai Lin and Mabiala T. Phuati. We have written employment agreements with Alton Perkins and Mabiala T. Phuati. The loss of services of any of these personnel could impede the achievement of the Company's objectives. There can be no assurance that the Company will be able to attract and retain qualified executive or technical personnel on acceptable terms.

We intend to rely on third parties to construct AmericaTowne. The Company has no construction capabilities and will seek to partner with and or hire a developer in China to develop the initial AmericaTowne location. While management has experience in identifying and selecting such joint venture partners in China, there is no guarantee that the partner and or developer selected to carry out the objectives of the AmericaTowne concept can do so successfully.

We expect substantially all of our project construction and related work to be outsourced to third-party contractors. We are exposed to risks that the performance of our contractors may not meet our standards or specifications. Negligence or poor work quality by any contractors may result in defects in our buildings or residential units, which could in turn cause us to suffer financial losses, harm our reputation or expose us to third-party claims. We expect to work with multiple contractors on different projects and we cannot guarantee that we can effectively monitor their work at all times.

Although our construction and other contracts will contain provisions designed to protect us, we may be unable to successfully enforce these rights and, even if we are able to successfully enforce these rights, the third-party contractor may not have sufficient financial resources to compensate us. Moreover, the contractors may undertake projects from other property developers, engage in risky undertakings or encounter financial or other difficulties, such as supply shortages, labor disputes or work accidents, which may cause delays in the completion of our property projects or increases in our costs. We may be unable to complete our property developments on time or at all.

Our insurance policies may be inadequate and potentially expose us to unrecoverable risks: Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify; however, we may fail to correctly anticipate or quantify insurable risks. Additionally, we may not be able to obtain appropriate insurance coverage, and insurers may not respond as we intend to cover insurable events that may occur. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

We have no dividend history and have no intention to pay dividends in the foreseeable future: We have never paid dividends on or in connection with any class of our common stock and do not intend to pay any dividends to common stockholders for the foreseeable future. Ownership of our common stock will not provide dividend income to the holder, and holders should not rely on investment in our common stock for dividend income. Any increase in the value of investment in our common stock could come only from a rise in the market price of our common stock, which is uncertain and unpredictable, and there can be no guarantee that our stock price will rise to provide any such increase.

We face competition from established as well as other emerging companies, which could divert customers to our competitors and significantly reduce our revenue and profitability: We expect existing competitors and new entrants to the market to constantly revise and improve their business models in response to challenges from competing businesses, including ours. If these or other participants introduce changes or developments that we cannot meet in a timely or cost-effective manner, our revenue and profitability could be reduced.

In addition, consolidation among our competitors may give them increased negotiating leverage and greater marketing resources, thereby providing corresponding competitive advantages over us. Consolidation among other companies may increase competition from a small number of very prominent companies in the market place. If we are unable to compete effectively, competitors could divert our customers away from our products.

Regulations, including those contained in and issued under the Sarbanes-Oxley Act of 2002 ("SOX") and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), increase the cost of doing business and may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock: We are a publicly reporting company. The current regulatory climate for publicly reporting companies, even small and emerging growth companies such as ours, may make it difficult or prohibitively expensive to attract and retain qualified officers, directors and members of board committees required to provide for our effective management in compliance with the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors.

The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. For example, the enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. Further, recent and proposed regulations under Dodd-Frank heighten the requirements for board or committee membership, particularly with respect to an individual's independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors' and officers' liability insurance: We do not have officer and director liability insurance or general liability insurance for our business. We may be unable to maintain sufficient insurance to cover liability claims made against us or against our officers and directors. If we are unable to adequately insure our business or our officers and directors, our business will be adversely affected and we may not be able to retain or recruit qualified officers and directors to manage the Company.

Limitations on director and officer liability and our indemnification of our officers and directors may discourage stockholders from bringing suit against a director: Our Certificate of Incorporation and By-Laws provide, with certain exceptions as permitted by Delaware corporation law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our Certificate of Incorporation and By-Laws provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

Our failure to manage growth effectively could harm our ability to attract and retain key personnel and adversely impact our operating results: Our culture is important to us, and we anticipate that it will be a major contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Failure to maintain our culture could negatively impact our operations and business results. Additionally, expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal control over financial reporting functions.

There can be no assurance that we will be able to manage our expansion effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

While the Company believes it can develop a new customer base through the marketing and promotion plans, the inability of the Company to further develop such a customer base could have a material adverse effect on the Company: Although the Company believes that its product matrix offer advantages over competitive companies and products, no assurance can be given that the Company will attain a degree of market acceptance on a sustained basis or that it will generate revenues sufficient for sustained profitable operations.

We cannot assure that our marketing and sales efforts will be successful: Management believes that its marketing and development programs will sustain the business. Additionally, we intend to invest substantial financial resources in the marketing and sales of our AmericaTowne concept. We cannot assure you that our marketing and sales efforts will be successful and that we will be able to capture sufficient market share to realize our financial projections. The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, competitive pricing, debt service and principal reduction payments, and general economic conditions. There is no assurance that the Company will be successful in marketing any of its products, or that the revenues from the sale of such products will be significant. Consequently, the Company's revenues may vary by quarter, and the Company's operating results may experience fluctuations.

We cannot assure that acceptance of products and services will be successful: Though we have completed analysis of the market and key founding members or either Chinese or Chinese Americans and or have lived in China for a considerable period of time, there is no certainty that our marketing and sales campaigns will be effective with the Chinese consumer or that such campaigns would help reach our revenue projections. There is no assurance that customers will accept our product offer.

Risks of borrowing might adversely impact us: If the Company incurs indebtedness, a portion of its cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company's operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of members of the Company. A judgment creditor would have the right to foreclose on any of the Company's assets resulting in a material adverse effect on the Company's business, operating results or financial condition.

Changes in or missteps in the execution of our business plan may adversely impact operations: The Company's business plans may change significantly. Many of the Company's potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company's chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company's principals and advisors. Management reserves the right to make significant modifications to the Company's stated strategies depending on future events.

There can be no assurances that secrecy obligations will be honored: In certain cases, the Company may rely on trade secrets to protect intellectual property, proprietary technology and processes, which the Company has acquired, developed or may develop in the future. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior products or technology.

Substantial funds are required in the future to implement our plans: We may require substantial additional funds in the future to finance our product development and commercialization plans. Our product development schedule could be delayed if we are unable to fund our research & development activities.

Changes in laws or regulations may adversely impact our business: Foreign, national, regional and local governments may enact laws that we may be subject to that may adversely impact our operations. In particular, we will be required to comply with certain SEC, state and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied could have a material adverse effect on our business and results of operations.

A downturn in general economic conditions could cause adverse consequences for the Company operations: The financial success of the Company may be sensitive to adverse changes in general economic conditions in the United States, and China such as recession, inflation, unemployment, and interest rates. Such changing conditions could reduce demand in the marketplace for the Company's products. Management believes that the impending growth of the market, mainstream market acceptance and the targeted product line of the Company will insulate the Company from excessive reduced demand. Nevertheless, the Company has no control over these changes. The demand for leisure activities could experience a downturn. If so, then our ability to achieve our financial objectives may be impaired and we may not meet the goals, projections and revenues outlined in our business plan.

Land and Concessions rights may not be obtained at favorable rates: Although we expect to receive favorable terms when negotiating, based upon foreign investment laws within China that may grant favorable positions, we may not be able to negotiate favorable prices to acquire land needed to develop AmericaTowne. In order to build AmericaTowne we expect to receive favorable consideration concerning price and location of the land. However, favorable negotiations may not be achieved. There may be possibilities that we may not be able to favorable negotiate an acceptable price to acquire land from the local government or obtain the necessary permits, and or tax benefits on favorable terms. If we are unable to achieve favorable consideration, this could materially adversely affect expected revenues and profitability.

We may not be able to recruit enough or the right type of businesses from the United States: We anticipate more small businesses wanting to expand their businesses into China; however, we may not be able to recruit enough businesses from the USA to meet the demand of the local community. The plan calls for up to fifty businesses using the USA style of operations to be located and actually set-up operations within AmericaTowne. Though we expect to achieve this objective, there is no assurance that this objective can be achieved. If not then, our business model would have to shift allowing local businesses to operate within the project. This may reduce the overall appeal of AmericaTowne. The unique aspect of AmericaTowne is that all of the goods, services and products sold there are expected to carry the "Made in the USA" label. If we are not able to source enough products and services from the United States then projections and business goals as well as overall profitability will be adversely impacted.

Trade Disputes could adversely affect business operations: Trade disputes or differences between the United States and China could adversely impact the perception of the project and ultimately the acceptance by the consumers of the product. Any negative perception of the product and services offered would materially impact the Company's profitability.

Inability to secure loans and or change in Interest rates offered by US Exim Bank may adversely impact company operations: We expect to receive a loan from the US Exim Bank on favorable terms to support United States made goods and services that we will export as well as some local production costs of the project. There is no certainty that we will be able to secure such a loan or that the loan interest rates will be on favorable terms or at a rate identified in our business plan. Although US Exim Bank has indicated an interest in providing funding, until the funding is actually in place there is no guarantee that funding will be forthcoming and or funding will be provided on favorable terms that will allow the Company to meet objectives.

Strikes, labor shortages or work stoppage could affect operations: We have no control over the labor market. Though not expecting them, strikes, labor shortage or work stoppages could occur, and would be adverse could materially impact the ability to meet the Company's goals and objectives.

Delays in VISA applications and protocols could cause delays and or work stoppage: In developing businesses in AmericaTowne some potential business owners are expected to travel to China. There may be instances where potential owners may experience delays in processing and or receiving VISAs. This could impact sales, production, and extended time in negotiating with businesses from the United States and this could materially impact owners and material adversely affect the Company's programs and financial objectives.

Change in foreign exchange and currency rates may impact operations: Changes in exchange rates between the United States dollar and the RMB (Chinese currency) may occur and could adversely impact the goals, objectives and profitability of the business. In conducting business in China, the inflow and outflow of currency is highly regulated by the Chinese government. Regulators within China must approve any large inflow or outflow of funds. There is no assurance that approval for foreign exchange will be obtained or that it will be achieved at the level required to conduct business as outline in the business plan. Any delays or non-approval would have a material adverse impact on our business operations.

Lack of government support could adversely impact our business: The government within China has identified tourism and leisure as a growth industry that should be fully supported. However, there is no certainty that the Government will continue to support the leisure/tourism industry. A lack of support on a national level could impact consumer spending and the overall demand for the product. The lack of continued support would have a material adverse impact on, operations, concessions, tax advantages, and the cost of land and other equipment. In turn, the Company's business and profitability could be adversely impacted.

China's economy and growth in exports could affect our expected results: Though China economy is expected to continue to be strong sustaining an increase in consumer spending and demand for leisure/tourism, there can be no certainty that the economy and or demand for consumer products in our sector will continue to remain high. A downturn in China's economy may impact the leisure/tourism industry and may have a material adverse impact on the business. While the export of US made goods and services to China is high, there is no assurance that there will be continued growth in exports to China. A key component of our business model is to export "made in the USA" goods and services to China. Any drop-off in demand for exports could adversely affect the Company's projections, goals, and profitability.

We may not be able to build at an affordable rate: To complete AmericaTowne we expect to partner with a local construction partner that will be identified if possible by the local government. There can be no certainty that we will be able to build and construct facilities at an affordable rate and or on time. The failure to achieve affordable build rates and meet production schedules could adversely impact cost and overall profitability.

We require substantial capital resources to fund our land use rights acquisition and property developments, which may not be available: Property development is capital intensive. Our ability to secure sufficient financing for land use rights acquisition and property development depends on a number of factors that are beyond our control, including market conditions in the capital markets, the Peoples Republic of China ("PRC") economy and the PRC government regulations that affect the availability and cost of financing for real estate companies.

We may be unable to acquire desired development sites at commercially reasonable costs: Part of our revenue depends on the completion and sale and or operations of our projects, which in turn depends on our ability to acquire development sites. Our land use rights costs are a major component of our cost of real estate sales and increases in such costs could diminish our gross margin. In China, the PRC government controls the supply of land and regulates land sales and transfers in the secondary market. As a result, the policies of the PRC government, including those related to land supply and urban planning, affect our ability to acquire, and our costs of acquiring, land use rights for our projects. In recent years, the PRC government has introduced various measures attempting to moderate investment in the property market in China.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences: We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities: China only recently has permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our proposed operations in China are in material compliance with all applicable legal and regulatory requirements.

Our operations are highly subject to government policies and regulations in the real estate market. Since 2010, the PRC has tightened its control of the real estate market with the aim of curbing increases in property prices. The PRC's policies and regulatory measures on the PRC real estate sector could limit our access to required financing and other capital resources, adversely affect the property purchasers' ability to obtain mortgage financing or significantly increase the cost of mortgage financing, reduce market demand for our properties and increase our operating costs.

We cannot be certain that the PRC will not issue additional and more stringent regulations or measures or that agencies and banks will not adopt restrictive measures or practices in response to PRC governmental policies and regulations, which could substantially reduce pre-sales of our properties and cash flow from operations and substantially increase our financing needs, which would in turn materially and adversely affect our business, financial condition, results of operations and prospects. The PRC government has adopted various measures to regulate the property development industry and may adopt further restrictive measures in the future.

PRC economic, political and social conditions as well as government policies can affect our business: The PRC economy differs from the economies of most developed countries in many aspects, including, but not limited to, (a) political structure, (b) degree of government involvement, (c) degree of development, (d) level and control of capital reinvestment, (e) control of foreign exchange, and (f) allocation of resources. The PRC economy has been transitioning from a centrally planned economy to a more market-oriented economy. For more than two decades, the PRC government has implemented economic reform measures emphasizing utilization of market forces in the development of the PRC economy. Although we believe these reforms will have a positive effect on China's overall and long-term development, we cannot predict whether changes in the PRC economic, political and social conditions, laws, regulations and policies will have any adverse effect on our current or future business, financial condition or results of operations.

We have not obtained an opinion of counsel as to the tax treatment of certain material federal tax issues potentially affecting the Company, the management, and/or the shareholders: Moreover, any such opinion, if we obtained one, would not be binding upon the IRS, and the IRS could challenge our position on such issues. Also, rulings on such a challenge by the IRS, if made, could have a negative effect on the tax results of ownership of the Company's securities.

Tax laws are subject to change and these changes could adversely impact our business: Tax laws are continually being introduced, changed, or amended, and there is no assurance that the tax treatment presently potentially available with respect to the Company's proposed activities will not be modified in the future by legislative, judicial, or administrative action. Congress and or the Government in China could enact proposals or laws having an adverse tax impact on our activities and these proposals could be adopted by at any time, and such proposals could have a severe economic impact on us.

Risks Related to Ownership of Our Common Stock

We are subject to the reporting requirements of federal securities laws, which can be expensive. As a result of the filing of our Form 10 registration statement on May 8, 2014, we became a public reporting company and, accordingly, became subject to the information and reporting requirements of the Exchange Act and other federal securities laws. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately held company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly: Our Board of Directors and Officers have limited experience with publicly traded companies, with much of that experience coming prior to the adoption of the Sarbanes-Oxley Act of 2002. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley's internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly traded companies to obtain.

There is no public market for our securities and an active trading market may not develop: We cannot predict the extent to which investor interest will lead to the development of an active trading market on the OTC Bulletin Board or otherwise or how liquid that market might become. An active public market for our Common Stock may not develop or be sustained after the offering. If an active public market does not develop or is not sustained, it may be difficult for our current shareholders to sell their shares of Common Stock at a price that is attractive to them, or at all. Once our shares begin trading, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline: The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about our business or us. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies: Under a regulation of the SEC known as "Rule 144," a person who has beneficially owned restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months or 1 year, depending on various factors. The holding period for our common stock would be 1 year if our common stock could be sold under Rule 144.

However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or that has been at any time previously a shell company. The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met: (a) the issuer of the securities that was formerly a shell company has ceased to be a shell company, (b) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, (c) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and (d) at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as "Form 10 Information."

As a result, although the registration statement on Form 10 originally filed with the SEC on May 18, 2014, intended to provide "Form 10 Information," the original Form 10 stated only that the company was a blank-check shell, seeking a transaction with another entity. The Form 8-K dated March 2, 2015, frequently referred to as a "Super 8-K," was filed to provide additional information about the Company's planned operations, contracts, shareholders, management, financial position, and other information which the Company believes to constitute Form 10 Information under the SEC's regulations. The Company believe it has exited the shell company stage of development.

Nevertheless, because of the Company's prior history as a shell company, stockholders who receive our restricted securities will be able to sell them pursuant to Rule 144 without registration for only as long as we continue to meet those requirements and are not a shell company. No assurance can be given that we will meet these requirements or that we will continue to do so, or that we will not again be a shell company. Furthermore, any non-registered securities we sell in the future or issue for acquisitions or to consultants or employees in consideration for services rendered, or for any other purpose, will have limited or no liquidity until and unless such securities are registered with the SEC and/or until a year after we have complied with the requirements of Rule 144.

As a result, it may be harder for us to fund our operations, to acquire assets and to pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. In addition, if we are unable to attract additional capital, it could have an adverse impact on our ability to implement our business plan and sustain our operations. Our status as a former "shell company" could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

The Company may issue more shares in connection with future mergers or acquisitions, which could result in substantial dilution to existing shareholders: Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any future merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then-current stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a future business combination or otherwise, dilution to the interests of our stockholders will occur, and the rights of the holders of common stock could be materially and adversely affected.

Our Certificate of Incorporation authorizes the issuance of "blank check" preferred stock, which could result in dilution to the holdings of our stockholders: Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or, other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although as of the date of this registration statement we had intentions or plans to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future, and such issuances could have a dilutive impact on the holdings of our stockholders.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange: We cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Bulletin Board, the OTC Markets (including OTCQB and OTCQX), another over-the-counter quotation system, or in the "pink sheets." In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

Even if publicly traded in the future, our common stock may be subject to "Penny Stock" restrictions: If our common stock becomes publicly traded and our stock price remains at less than $5, we will be subject to so-called penny stock rules, which could decrease our stock's market liquidity. The Securities and Exchange Commission has adopted regulations which define a "penny stock" to include any equity security that has a market price of less than $5 per share or an exercise price of less than $5 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery to and execution by the retail customer of a disclosure statement written suitability relating to the penny stock, which must include disclosure of the commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, the broker/dealer must send monthly statements disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Those requirements could adversely affect the market liquidity of such stock. There can be no assurance that if our common stock becomes publicly-traded the price will rise above $5 per share so as to avoid these regulations.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation: As a publicly reporting company, we will be required to evaluate our internal controls over financial reporting. Furthermore, at such time as we cease to be an "emerging growth company," as more fully described herein, we shall also be required to comply with Section 404. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations.

If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors, potentially decreasing our stock price: We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if potential investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile or decrease.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we may choose "opt out" of such extended transition period, and as a result, we would then comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards would be irrevocable.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We may remain an "emerging growth company" for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances. We cannot predict or estimate the amount of additional costs we may incur as a result of the change in our status under the JOBS Act or the timing of such costs.

Our management and other affiliates have significant control of our common stock and could control our actions in a manner that conflicts with the interests of other stockholders: As of the date of this filing, Yilaime, which is owned and controlled by Alton Perkins owns the majority and controlling shares of our common stock, and thus retains the majority of the voting power of our outstanding capital stock. As a result, this stockholder will be able to exercise control over matters requiring approval by our stockholders, including the election of directors, removal of directors, amendments to bylaws and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

No Dividend Anticipated in Future: The Company has never paid cash dividends on any of its securities. Payment of dividends on any of its securities is within the discretion of the Board of Directors of the Company and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. It is the Company's intention to retain earnings, if any, to finance the operation and expansion of its business and, therefore, it does not expect to pay any cash dividends on any of its securities in the foreseeable future.

ITEM 2. PROPERTIES

We currently lease an office at the address set forth above. We believe that this space will be sufficient for our initial needs, although as funding and revenues become available, and the Company's operations grow, we anticipate finding other office space as needed.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.0001 per share, (the "Common Stock"), of which, as of the date of this filing, there are 22,943,624 issued and outstanding, and 5,000,000 shares of Preferred Stock, (the "Preferred Stock") par value $.0001 per share, of which none have been designated or issued. The following summarized the important provisions of the Company's capital stock.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available. In the event of a liquidation, dissolution or winding up of the company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

Preferred Stock

The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the applicable law of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. At present, we have no plans to neither issue any preferred stock nor adopt any series, preferences or other classification of preferred stock.

The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of the holders of the common stock. Although the Board of Directors is required to make any determination to issue such stock based on its judgment as to the best interests of our stockholders, the Board of Directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules. We have no present plans to issue any preferred stock.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws, copies of which have been filed as exhibits to the Company's Form 10 filed with the Securities Exchange Commission on May 18, 2014.

Dividends

We have not paid any dividends on our common stock and do not presently intend to pay cash dividends prior to the consummation of a business combination. The payment of cash dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a business combination, if any. The payment of any dividends subsequent to a business combination, if any, will be within the discretion of our then existing board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On November 25, 2014, the Company entered into an Employment, Lock-Up and Options Agreement with Mabiala T. Phuati to serve as the Company's Vice President Worldwide Operations effective retroactively to November 15, 2014. The term of the agreement is one year with an option held by the Company to extend employment for another year. The Company has agreed to issue 477,198 shares of common stock to Mr. Phuati in consideration of his services during the term, and to the extent the Company has sufficient cash flow and capital, the Company may elect to include money compensation to Mr. Phuati for his services.

In addition to restrictions under the 1933 Securities Act, Mr. Phuati has agreed to specific lock-up provisions. He has agreed not to dispose or convey greater than ten-percent (10%) of the shares between the first day after the first year after issuance and the conclusion of the second year after issuance, and he shall not dispose or convey greater than twenty percent (20%) of the shares between the conclusion of the first year up to and after the first day of the third year after issuance. These lock-up periods terminate immediately prior to the consummation of the first firm commitment underwritten public offering to an effective registration statement on Form S-1 (or its then equivalent) under the 1933 Securities Act, pursuant to which the aggregate price paid for the public to purchase of stock is at least $10.00, or on the third anniversary of the date of the agreement, whichever occurs first.

The Company entered into a similar agreement on November 21, 2014 with Alton Perkins to serve as the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary. The term of Mr. Perkins' agreement is five years with the Company retaining an option to extend in one-year periods. In consideration for Mr. Perkins' services, the Company has agreed to issue to his designee, the Alton & Xiang Mei Lin Perkins Family Trust, 5,100,367 shares of common stock. The Company may elect in the future to include money compensation to Mr. Perkins or his designee for his services provided there is sufficient cash flow.

In addition to restrictions under the 1933 Securities Act, Mr. Perkins has agreed to specific lock-up provisions. He has agreed not to dispose of or convey greater than five-percent (5%) of the shares and or any shares under his control for his personal benefit between the first day after the first year after issuance and the conclusion of the second year after issuance. He has agreed not to dispose or convey greater than fifteen percent (15%) of the shares and or any shares under his control for his personal benefit between the conclusion of the first year up to and after the first day of the third year after issuance, and not to dispose of or convey greater than twenty percent (20%) of the shares and or any shares under his control for his personal benefit between the conclusion of the first year up to and after the first day of the fourth year after issuance. Subject to restrictions as an insider under the 1933 Securities Act, the lock-up provisions set forth herein shall terminate immediately prior to the consummation of the first firm commitment underwritten public offering to an effective registration statement on Form S-1 (or its then equivalent) under the 1933 Securities Act, pursuant to which the aggregate price paid for the public to purchase of stock is at least $10.00, or on the fifth anniversary of the date of the agreement, whichever occurs first.

Mr. Phuati and Mr. Perkins, or their respective designees or assignees, each retain an option to purchase up to 1,000,000 shares of common stock of the Company at any time prior to the conclusion of the first year of the Agreement, i.e. prior to 365 days after execution of the Agreement, at a price of $0.50 per share. Prior to issuing the shares under their respective options, Mr. Phuati and Mr. Perkins agree that any agreement between the Company and their respective entities or affiliates must be satisfied. The Chairman of the Board must certify that these funds have been paid. The shares purchased under this option shall be considered subject to all rights and restrictions set forth in the schedule attached to their respective agreements. The shares under the Employment Agreements have been issued through the Company's transfer agent, Action Stock Transfer. Mr. Phuati's and Mr. Perkins' respective employment agreements were disclosed by the Company on its November 26, 2014 Form 8-K.

Recent Sales of Unregistered Securities

On June 18, 2014, the Company's sole shareholder, officer and director at the time, Richard Chiang, entered into an agreement to sell an aggregate of 10,000,000 shares of the Company's common stock to Yilaime. Effective upon the closing date of the Share Purchase Agreement, June 26, 2014, Richard Chiang executed the agreement and owned no shares of the Company's stock. This transaction resulted in Yilaime retaining rights, title and interest to all issued and outstanding shares of common stock in the Company. We believed that Section 4(2) was available because the Company believes that the foregoing transaction was exempt from the registration requirements under the Securities Act of 1933, as amended ("the Act"), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was an "accredited investor" (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

On August 11, 2014, the Company entered into a Contribution Agreement with Yilaime resulting in the issuance of 3,000,000 shares of common stock in the Company to Yilaime. Yilaime agreed to contribute to the operations of the Company certain assets previously acquired by Yilaime through an Intellectual Property Assignment Agreement between Mr. Perkins, as Assignee, and Yilaime, as Assignor. The intent of the parties in executing and performing under the Contribution Agreement was to effectuate the tax-free transfer of assets into the Company pursuant to Section 351 of the United States Tax Code.

On October 8, 2014, the Company entered into the Stock Exchange Agreement with Yilaime NC. Pursuant to the terms of the Stock Exchange Agreement, in consideration for the issuance of 3,616,059 shares of common stock in the Company to Yilaime NC, Yilaime NC conveyed 10,848,178 shares of its restricted common stock. The intent of the parties in executing and performing under the Stock Exchange Agreement is to effectuate tax-free reorganization under Section 368 of the Internal Revenue Code of 1986.

On January 8, 2015, the Board of Directors for the Company authorized its Chairman of the Board to execute the Contribution Agreement between the Company and Yilaime. Pursuant to the terms of the Contribution Agreement, in consideration for the issuance of 750,000 shares of common stock in the Company to Yilaime, Yilaime is contributing to the operations of the Company certain assets previously acquired by Yilaime through an agreement with the Ningbo Meishan Free Trade Port Zone Administrative Committee dated April 1, 2014 (the "Meishan Agreement"). More specifically, the Company, as assignee of Yilaime's rights under the Meishan Agreement, shall receive certain incentives, preferential policies and financial support from Meishan in consideration of the Company meeting specific exporting benchmarks mutually agreed upon by the parties following good faith negotiations. The Meishan Agreement is attached as an exhibit to the Contribution Agreement, in addition to Meishan's approval of the contribution and assignment of assets to the Company and ratification of the Company's assumption of Yilaime's duties under the Meishan Agreement.

Issuer Purchases of Equity Securities

See discussion of the Contribution Agreement under "Recent Sales of Unregistered Securities," above.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

  have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

  comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

  submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an emerging growth company, the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. The Company is an Emerging Growth Company under the JOBS Act of 2012, but the Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(B) of the JOBS Act.

The Company incorporates by reference the historical information set forth above, including but not limited to the discussion related to material definitive agreements under Item 1.01 and completion of acquisition of assets under Item 2.01. In further response, we were originally organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

We plan to raise capital following our recent change in status to an operating entity through the offering of shares of common stock or preferred stock to investors. We anticipate we will need to pursue capital to fund our operations over the next twelve months. We believe we will be able to raise the necessary capital to carry out our business plan, but there is no assurance that we will be able to do so.

Overview

As a result of the Contribution Agreement, the Company acquired all rights, title and interest in and to AmericaTowne and AmericaStreet images, signatures, business plans, studies, analyses, likenesses and goodwill appurtenant thereto. The Company acquired certain rights of publicity in the trademark and registration of AmericaTowne, and the name, image, likeness, signature and other elements of AmericaTowne persona and identity. The Company acquired all rights, title and interest in any derivative or joint development programs using the intellectual property contributed under the Contribution Agreement, plus all historical contacts, business relationships, business expectancies, references and any other actual or perceived business interests in China. Using these assets, the Company procured those agreements set forth in Item 1.01 (i.e. the Exporter Services Agreement and the Licensing, Lease and Use Agreement), and the Letter of Interest from US Ex-Im Bank.

To date, we have achieved sales of $518,424 from 10 customers that represents 100% of our sales within fiscal 2014 year and 2015 to date. We can make no assurances that we will find commercial success in any of our products. We also rely upon the Service Agreement with Yilaime NC, attached hereto as an exhibit under Item 9.01, for revenues, which has not produced significant revenue since our inception. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations within the previous third quarter of 2014.We intend on relying on Yilaime for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on Yilaime for support. If Yilaime at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

Results of Operations for the Period from Inception (April 22, 2014) to December 31, 2014

Our operating results for the period from inception (April 22, 2014) to December 31, 2014 are summarized as follows:

Revenues

AmericaTowne was a development stage company in fiscal year 2014. During fiscal 2014, the Company had sales of $244,034. Our sales consisted of $194,034 in primarily Export Service agreements, and $50,000 in Services to related parties. We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the second quarter of 2014.

Operating Expenses

Our expenses for the period from inception (April 22, 2014) to December 31, 2014 are outlined in the table below:

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and preparing our Form S-1 Registration Statement.

We anticipate that we will incur approximately $50,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Income

As a result of our operations, the Company reported net income after tax obligations of $28,588.

Liquidity and Capital Resources

Working Capital

Cash Flow

Cash Provided by Operating Activities

Our net profit for the period ended December 31, 2014, was the main contributing factor for our positive operating cash flow.

As of December 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Quantitative and Qualitative Disclosures about Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings and, consequently, we are not affected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.

We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized at the date of delivery to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Pursuant to ASC 605-25-25 and ASC 605-25-50, in considering the appropriate timing of revenue recognition as well as accounting units, we consider the AmericaTowne Platform provided after the agreement has been signed as deliverables and a separate accounting unit. The AmericaTowne Platform accounting unit is different from the Services provided by Yilaime for market research and analysis during program entry. Services provided by Yilaime are recognized upon entry into the program. Services offered solely by the Company through its Platform in China are provided as a separate accounting unit and meet the criteria as outlined in ASC 605-25-25.

According to ASC 605-25-25 Revenue arrangements with multiple deliverables shall be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria as stipulated in ASC 605-25-25-5.

In an arrangement with multiple deliverables, the delivered item or items shall be considered a separate multiple accounting units if: a) the delivered item or items have a value to the customer on a stand-alone basis. The items or items have a value on a stand-alone basis if any vendor can sell them separately or the customer could resell the delivered item on a stand-alone basis. The stand-alone basis does not require the existence of an observable market for the deliverables; and b) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially.

AmericaTowne Platform services provided directly by AmericaTowne, meets the first criteria because it is considered to have stand-alone value because the customer could resell the services offered on a stand-alone basis. There are other International Trade Centers in China. While not providing US made goods and services, they do offer comparable services indicating that services could be resold to another customer. Additionally, the second criterion is met because there are no refund rights general or otherwise in the arrangement.

The Service Fees provided through Yilaime, and the Transaction Fees for services provided by AmericaTowne for services rendered during the export life cycle are considered separate units of accounting in the arrangement.

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

The accounting principle of "Multiple-Deliverable Revenue Arrangements" is defined as an agreement with one agreed price but with multiple deliverables. The issue for this kind of arrangement is how much revenue should be recognized when one of the deliverable is complete. Perhaps an example is warranted for clarification.

An apparel company has an agreement with a model. Under the agreement, the company agrees to deliver the model a hat on March 31, 2015, a skirt on June 30, 2015 and high heels on September 30, 2015. The price for the entire agreement is $100. The issue is how much the company can recognize on these three separate dates? Generally Accepted Accounting Principles would require the company to determine the amount of revenue the company can recognize at each point of delivery, and thus the allocation of $100 should be made on each of the three separate dates.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, "Income Taxes." ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's consolidated financial statements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2014.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and officers as of March 30, 2015.

Biographical Information for Alton Perkins, Age 62, Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Perkins currently serves as President, Chief Executive Officer and Chairman of the Board of Directors of Yilaime and Yilaime's related entity doing business in North Carolina. Mr. Perkins is a former decorated Air Force Officer and Missile Launch Officer, who graduated from the University of Southern Illinois with a B.S. in Business Administration and a M.B.A. from the University of North Dakota. From 1988 through 1997 he held CEO positions with start-up companies in the Jet Fuels, Defense Contracting, construction, business consulting and development, and real estate industries. From 1997 through 2009, Mr. Perkins served as the CEO and Chief Technology Officer for internet, childcare operations, media, and realty development companies. From 2009 to present, Mr. Perkins has served as Chairman of Yilaime and its related entity. Mr. Perkins has expertise in conducting business in China. Living and working in China studying Chinese consumer habits, working with Chinese entrepreneurs and government agencies, he developed the AmericaTowne and AmericaStreet concept.

In addition to serving as Co-Chair of Yilaime Foreign Invested Partnership in China an entity focused on real estate development, he served as a Chief consultant to a major Chinese Chemical Company responsible for funding and technology transfer; he coordinated business with USA based auditors, DOW Chemical and USA Exim Bank. Mr. Perkins is subject to a Desist and Refrain Order dated March 21, 2008 issued by the State of California's Business, Transportation and Housing Agency, Department of Corporations, unless and until qualification has been made under the law or unless exempt.

Biographical Information for Xianghai Lin, Age 38, Vice President

Mr. Xianghai Lin, a Chinese citizen residing in China is responsible for the Corporation's operations in China. From 2010 to 2012 Mr. Lin served as Director of Marketing and Investments for Yilaime Corporation's Foreign Invested Partnership in China. Mr. Lin was a lead executive in helping to develop the AmericaTowne and AmericaStreet concept. Mr. Lin serves as the Company's Managing Director for all operations in China. Prior to working with Yilaime Corporation, Mr. Lin was the Assistant Managing Director for one of China's largest Grocery Chains. Mr. Lin has expertise in product design, marketing and sales. He is responsible for the export Buyer Program and the AmericaTowne and AmericaStreet Export Support programs in China.

Biographical Information for Mabiala T. Phuati, Age 54, Vice President

Mr. Mabiala T. Phuati currently serves as President and Chief Executive Officer of the Yilaime entity doing business in North Carolina. Mr. Phuati is a retired from the Zaire Government now the Democratic Republic of Congo. Mr. Phuati previously worked at the World Bank, and the United Nations. His portfolio of work includes: Executive Administrator of the Democratic Republic of Congo Government; Executive Administrator for United Nations High Commission for Refugees in the Central African Region; World Bank; World Health Organization; and the State Banking Commission for the North Carolina Department of Commerce.

After leaving the State Banking Commission, in 2000, Mr. Phuati served as the President and Chief Executive Officer of Global Development Corporation a private enterprise where he focused on developing business in Africa in the mining industry. In 2012, Mr. Phuati became Managing Director of the Yilaime entity doing business in North Carolina. In 2013, Mr. Phuati was promoted to President and Chief Executive Officer of the Yilaime entity doing business in North Carolina and Vice President of Yilaime.

The Board of Directors and Committees

As of the date of this Report, we had no independent directors. We anticipate appointing independent directors as required in the future.

Audit Committee

As of the date of this Report, we do not have an Audit Committee. We intend to establish an Audit Committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in the regulations of the SEC. The Audit Committee's duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors, if any, and independent public accountants, including their recommendations to improve the system of accounting and internal control. The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. As of the date of this Report, we did not have an audit committee financial expert, in light of our size, although we intend to review this issue as the Company grows, especially as the Company implements an Audit Committee.

Compensation Committee

As of the date of this Report, we do not have a Compensation Committee. We intend to establish a Compensation Committee of the Board of Directors. The Compensation Committee would review and approve our salary and benefits policies, including compensation of executive officers. The Compensation Committee would also administer any stock option plans that we may adopt and recommend and approve grants of stock options under such plans.

Nominating and Corporate Governance Committee

As of the date of this Report, we do not have a Nominating and Corporate Governance Committee. We intend to establish a Nominating and Corporate Governance Committee of the Board of Directors to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at our annual meeting of stockholders and fill any vacancies on our Board of Directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

Compliance with Section 16(A) of the Securities Exchange Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires our Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, "Section 16 reporting persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2014.

Code of Ethics

As of the date of this Report, we do not have a formal, written code of conduct ("Code of Ethics") within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

It is the intention of the Company to establish nominating committees, audit committees, compensation committees and protocols and procedures associated with annual and special meetings of shareholders (to the extent not addressed in the enclosed Bylaws).

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our director. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since AmericaTowne is an early exploration stage company and has only seven directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

The Company was formed on April 22, 2014. No officer or director has received any monetary compensation from the Company since its inception. The Company agreed to issue 477,198 shares of common stock to Mr. Phuati in consideration of his services, and to the extent the Company has sufficient cash flow and capital, the Company may elect to include money compensation to Mr. Phuati for his services. Similarly, the Company issued 5,100,367 shares of common stock to Mr. Perkins' designee - Alton & Xiang Mei Lin Perkins Family Trust in consideration of his services.

Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. The Company has recently adopted an Employee Stock Option Plan, but no shares have been registered or issued. The Company has not yet adopted retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

Retirement Plan

The Company does not currently have any retirement plan, but we expect to adopt one in the near term.

Compensation of Directors During Period Ended December 31, 2014.

None.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table set forth in this subsection lists, as of January 1, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company; and (iii) all officers and directors as a group.

Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 22,943,624 shares of our common stock issued and outstanding as of March 30, 2015. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

(1) The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to the shares beneficially owned.

(2) Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary.

(3) Mr. Perkins is the majority shareholder of Yilaime and Yilaime NC. These two entities are the holders of the majority of issued and outstanding shares of common stock in the Company. Mr. Perkins is also the Trustee of the Alton & Xiang Mei Lin Perkins Family Trust.

B. Significant Employees

We are dependent on the experience, knowledge, skill and expertise of our President, CEO, CFO, Secretary and Chairman of the Board - Alton Perkins. The loss of Mr. Perkins could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Mr. Perkins, and our two related entities - Yilaime and Yilaime NC. We do not currently carry key-man life insurance on Mr. Perkins or any of our officers and have no present plans to obtain this insurance.

C. Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

D. Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee.

Our officers and director do not receive any compensation for services rendered to the Company since inception, have not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our CFO and our outside directors intend to devote no more than (25) twenty five hours per week to our affairs.

Our officers and directors will not receive any finder's fee, either directly or indirectly, as a result of any efforts to implement our business plan outlined herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As set forth above, the Company has engaged in, and anticipates that it will continue to engage in, related party transactions with Yilaime. The Company believes that maintaining a relationship with Yilaime will enhance its prospects of success and facilitate additional benefits for its shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed by the Company's auditors, Yichien Yeh, CPA and YSL & Associates LLC, for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings for the year ending December 31, 2014 was $$27,500 and $3,500.00, respectively.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ending December 31, 2014.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ending December 31, 2014.

All Other Fees

There were no fees billed for other products and services for the year ending December 31, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

15(a)(3). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Incorporated by reference			
Exhibit	**Exhibit Description**	**Filed herewith**	**Form**	**Period ending**	**Exhibit**	**Filing date**
3.1	Certificate of Incorporation		10-12G		31.1	5/8/2014
3.2	By-Laws		10-12G		3.2	5/8/2014
4.1	Specimen Stock Certificate		10-12G		4.1	5/8/2014
10.1	Share Purchase Agreement dated June 18, 2014		8-K		10.1	6/26/14
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X				
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X				
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X				
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder's Equity, Statement of Cash Flows, and Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICATOWNE, INC.

By: /s/ Alton Perkins Alton Perkins
Chairman of the Board, President, Chief Executive
Officer, Chief Financial Officer, Secretary
Dated: April 15, 2015

AMERICATOWNE Inc.
(A Development Stage Company)
Balance Sheet

December 31, 2014
ASSETS		
Current Assets		
Cash and cash equivalents	$	16,403
Accounts receivable, net		143,132
Prepayment-current		644
Total Current Assets		160,179
Prepayment-non current		8,808
Goodwill		40,331
Total Assets	$	209,318
LIABILITIES AND SHAREHOLDERS' EQUITY		
Current Liabilities		
Accounts payable and accrued expenses	$	26,539
Deferred revenues-current		4,542
Income tax payable		15,394
Total Current Liabilities		46,475
Deferred revenues-non current		63,062
Total Liabilities		109,537
Commitments & Contingencies		
Shareholders' Equity		
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding		-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,577,565 shares issued and outstanding		1,858
Additional paid-in capital		1,432,533
Deferred compensation		(1,363,198)
Retained Earnings		28,588
Shareholders' Equity		99,781
Total Liabilities and Shareholders' Equity	$	209,318

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Statement of Operations

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
April 22, 2014 (Inception) through December 31, 2014

Preferred Stock		Common Stock		Additional Paid-In	Retained	Deferred	Total Stockholder:
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Equity
Shares issued for services	-	$ -	10,000,000	$ 1,000	$ 2,119	$ -	$ -	$ 3,119
Shares issued for assets	-	-	3,000,000	300	(300)	-	-	0
Application of push-down accounting	-	-	0	0	36,881	-	-	36,881
Shares issued for compensation	-	-	5,577,565	558	1,393,833	-	(1,363,198.00)	31,193
Net income for the Period	-	-	0	0	0	28,588.23	-	28,588
Balance, December 31, 2014	-	$ -	18,577,565	$ 1,858	$ 1,432,533	$ 28,588.23	$ (1,363,198.00)	$ 99,781

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Statement of Cash Flows

See Notes to Consolidated Financial Statements