Form 10-K/A
AMERICATOWNE Inc.
filed 2015-04-17
CIK 1606699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment to Form 10-K filed on April 15, 2015)

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
Dated: April 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AMERICATOWNE Inc.

We have audited the accompanying balance sheet of AMERICATOWNE Inc. as of December 31, 2014, and the related statement of operations, stockholders' equity, and cash flows for the period from April 22 (inception) through December 31, 2014. AMERICATOWNE Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICATOWNE Inc. as of December 31, 2014, and the results of operations and cash flows for the period from April 22 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company is still in development stage and there is no assurance the Company will obtain revenue producing contracts or financing to cover any operating losses it may incur. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Yichien Yeh, CPA
Yichien Yeh, CPA
Oakland Gardens, New York
April 3, 2015

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

See Notes to Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Statement of Operations

See Notes to Financial Statements

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

See Notes to Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Statement of Cash Flows

See Notes to Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Notes to Financial Statements

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

Page 1 - Financial Notes

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Page 2 - Financial Notes

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

Earnings per Share

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

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On December 31, 2014, all assets and liabilities are located in the United States where the income and expense has been incurred since inception to December 31, 2014.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Page 3 - Financial Notes

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

Page 4 - Financial Notes

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

Page 5 - Financial Notes

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

Page 6 - Financial Notes

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

Page 7 - Financial Notes

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

We have had no goodwill impairment charges for the period from April 22 (inception) through December 31, 2014, and as of December 31, 2014, the estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

Page 8 - Financial Notes

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2014:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 18,577,565 shares issued and outstanding

  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

Page 9 - Financial Notes

NOTE 5. STOCK BASED COMPENSATION

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

For the period from April 22 (inception) through December 31, 2014, $31,193 of the above stock compensation were charged to operating expenses and $1,363,198 was recorded as deferred compensation,

NOTE 6. RELATED PARTIES TRANSACTIONS

The Company has "Service Provider Agreement" with Yilaime Corporation, the Company's shareholder. In the Agreement, Yilaime is charging the Company for providing Export Funding and Support Services and Occupancy Services. In addition, Yilaime has to pay exclusive Operations Fee to the Company to recruit.

For the period from April 22 (inception) through December 31, 2014, $52,113 is booked as Cost of Revenues for services Yilaime provided and $50,000 is booked as Service Revenue for Operations Fee the Company received from Yilaime.

The Company also has an office lease agreement with Yilaime. The lease agreement is valid from July 1, 2014 to July 1, 2015 with monthly rent of $900.

Page 10 - Financial Notes

NOTE 7. COMMITTMENT

The Company has entered a business agreement to establish operations in Meishan Island, China. The company is committed to pay $25,000 starting on or before December 31, 2015 for the related start-up cost to the individual who is responsible for establishing operations in Meishan Island, China.

Page 11 - Financial Notes