Form 10-Q
period 2015-05-15
AMERICATOWNE Inc.
filed 2015-05-15
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

OR

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

Registrant's telephone number, including area code: (888) 406 2713

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2015, the issuer had 22,943,624 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION Item 1. Financial Statements.

AMERICATOWNE Inc. Financial Statements (Unaudited)

AMERICATOWNE Inc.
Balance Sheet

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,991	$16,403
Accounts receivable, net	265,203	143,132
Prepayment-current	644	644
Total Current Assets	277,838	160,179

Prepayment-non current	8,647	8,808
Property, plant and equipment, net	6,932	-
Goodwill	40,331	40,331
Total Assets	$333,748	$2 09,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$24,224	$26,539
Deferred revenues-current	4,542	4,542
Income tax payable	15394	15394
Total Current Liabilities	44,160	46,475
Deferred revenues-non current	61926	63062
Total Liabilities	106,086	109,537
Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
19,327,565 and 18,577,565 shares issued and outstanding	1,933	1,858
Additional paid-in capital	1,432,458	1,432,533
Deferred compensation	(1,269,619)	(1,363,198)
Retained Earnings	62,890	28,588
Shareholders' Equity	227,662	99,781
Total Liabilities and Shareholders' Equity	$333,748	$209,318

See Notes to Financial Statements.

AMERICATOWNE Inc. Statement of Operations (Unaudited)

		March 31,
		2015

Revenues
Sales		$166,136
Services-related parties		50,000
		216,136
Cost of Revenues-Related Parties		36,711
Gross Profit		179,425
	-
Operating Expenses
General and administrative		128,409
Professional fees		16,714
Total operating expenses		145,123
Income from operations		34,302
Provision for income taxes
Net Income

Earnings per share - basic and diluted		$0.002
Weighted average shares outstanding- basic and diluted		19,144,232

See Notes to Financial Statements.

AMERICATOWNE Inc. Statement of Cash Flows (Unaudited)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,991	$16,403
Accounts receivable, net	265,203	143,132
Prepayment-current	644	644
Total Current Assets	277,838	160,179

Prepayment-non current	8,647	8,808
Property, plant and equipment, net	6,932	-
Goodwill	40,331	40,331
Total Assets	$333,748	$209,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$24,224	$26,539
Deferred revenues-current	4,542	4,542
Income tax payable	15394	15394
Total Current Liabilities	44,160	46,475
Deferred revenues-non current	61926	63062
Total Liabilities	106,086	109,537
Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
19,327,565 and 18,577,565 shares issued and outstanding	1,933	1,858
Additional paid-in capital	1,432,458	1,432,533
Deferred compensation	(1,269,619)	(1,363,198)
Retained Earnings	62,890	28,588
Shareholders' Equity	227,662	99,781
Total Liabilities and Shareholders' Equity	$333,748	$209,318

See Notes to Financial Statements.

AMERICATOWNE Inc.

Notes to Financial Statements (UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014. On March 3, 2015, the Commission had no further comments on the Company's Form 8-K dated March 2, 2015, which, amongst other things, disclosed under Item 5.06 that the Company was no longer a shell. All disclosures in the March 2, 2105 Form 8-K are incorporated herein by reference, including disclosures associated with related party transactions and affiliated shareholders and entities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10 K for the period from April 22, 2014 (inception) through December 31, 2014.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2015, and the results of its operations and cash flows for the three months ended March 31, 2015. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Property, Plant, and Equipment

Property, plant and equipment are initially recognized recorded at cost. Gains or losses on disposals are reflected as gain or loss in the period of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Office equipment	5 years

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

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On March 31, 2015, all assets and liabilities are located in the United States where the income and expense has been incurred for the three months ended March 31, 2015.

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

Pursuant to ASC 605-25-25 and ASC 605-25-50, in considering the appropriate timing of revenue recognition as well as accounting units, we consider the AmericaTowne Platform provided after the agreement has been signed as deliverables and a separate accounting unit. The AmericaTowne Platform accounting unit is different from the Services provided by Yilaime for market research and analysis during program entry. Services provided by Yilaime are recognized upon entry into the program. Services offered solely by AmericaTowne through its Platform in China are provided as a separate accounting unit and meet the criteria as outlined in ASC 605-25-25.

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

Sales returns and allowances was $0 for the three months ended March 31, 2015. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

We have had no goodwill impairment charges for the three months ended March 31, 2015, and as of March 31, 2015, the estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not created sufficient revenue to cover any operating losses it may incur. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2015:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 19,327,565 shares issued and outstanding (see Note 8);
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

For the three months ended March 31, 2015, $93,579 of the above stock compensation were charged to operating expenses and $1,363,198 was recorded as deferred compensation,

NOTE 6. RELATED PARTIES TRANSACTIONS

The Company has "Service Provider Agreement" with Yilaime Corporation, the Company's shareholder. In the Agreement, Yilaime is charging the Company for providing Export Funding and Support Services and Occupancy Services. In addition, Yilaime has to pay exclusive Operations Fee to the Company to recruit.

For the three months ended March 31, 2015, $36,711 is booked as Cost of Revenues for services Yilaime provided and $50,000 is booked as Service Revenue for Operations Fee the Company received from Yilaime.

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

NOTE 7. COMMITMENT

The Company has entered a business agreement to establish operations in Meishan Island, China. The company is committed to pay $25,000 starting on or before December 31, 2015 for the related start-up cost to the individual who is responsible for establishing operations in Meishan Island, China.

NOTE 8. SUBSEQUENT EVENTS

On October 8, 2014, the Company entered into the Stock Exchange Agreement with Yilaime Corporation of NC, a North Carolina corporation and related party ("Yilaime NC"). Pursuant to the terms of the Stock Exchange Agreement, in consideration for the issuance of 3,616,059 shares of common stock in the Company to Yilaime NC, Yilaime NC conveyed 10,848,178 shares of its restricted common stock to the Company. The intent of the parties in executing and performing under the Stock Exchange Agreement is to effectuate tax-free reorganization under Section 368 of the Internal Revenue Code of 1986. 3,616,059 shares have not been issued by March 31, 2015. As set forth in the Form S-1 filed on May 12, 2015, these 3,616,059 shares are to be issued fractionally to the individual shareholders in Yilaime NC (who in turn would tender their Yilaime NC shares back to Yilaime NC) pursuant to the resolution discussed below. These shares of common stock were issued on May 14, 2015.

On April 24, 2015, the Board Directors authorized Yilaime NC to transfer 1,791,942 fractional shares of common stock to sixty-nine (69) shareholders as part of a restructuring of Yilaime NC. The Board of Directors approved this fractional issuance as being in the best interests of the Company. The shares associated with this issuance remain restricted under Rule 144 or until such time the shares are registered on Form S-1. The Board of Directors further authorized Yilaime NC to transfer 1,824,107 shares of common stock of the Company to Yilaime as part of a restructuring agreements between Yilaime NC and Yilaime (99% of shares of common stock held by Yilaime in Yilaime NC were tendered back to Yilaime NC).

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

General Description of Business

The Company incorporates by reference all prior disclosures for the period identified herein, more specifically, the Form 8-K filed on March 2, 2015. See Part II, Item 5.

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2015, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of March 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of March 31, 2015.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company incorporates by reference all prior disclosures for the period identified herein, more specifically, the Form 8-K filed on March 2, 2015. See Part II, Item 6.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
The Company incorporates by reference all prior disclosures for the period identified herein, more specifically, the Form 8-K filed on March 2, 2015. See Part II, Item 6.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/Alton Perkins
AMERICATOWNE, INC.
By: Alton Perkins
Its: Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
Date: May 15, 2015