Form 10-Q/A
period 2015-05-15
AMERICATOWNE Inc.
filed 2015-05-15
CIK 1606699

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

See Notes to Financial Statements.

AMERICATOWNE Inc.
Statement of Cash Flows
(Unaudited)

		For the Three Months Ended
		March 31, 2015

Operating Activities:
Net income		$34,302
Adjustments to reconcile net income to net cash provided by operations
Stock compensation		93,579
Bad debt provision		1,590
Changes in operating assets and liabilities:
Accounts receivable, net		(123,661)
Prepayment		161
Accounts payable and accrued expenses		(2,315)
Deferred revenues		(1,136)
Income tax payable		-
Net cash provided by operating activities		2,520

Investing Activities:
Purchase of fixed assets		(6,932)

Increase in cash and cash equivalents		(4,412)
Cash and cash equivalents at beginning of period		16,403
Cash and cash equivalents at end of period		$11,991

Supplemental disclosure of cash flow information
Interest paid	$
Income taxes paid	$

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