Form 10-K/A
AMERICATOWNE Inc.
filed 2015-07-17
CIK 1606699

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
Smaller reporting company [X]

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

EXPLANATORY NOTE

AmericaTowne, Inc. is filing this Amendment to its previously filed Annual Report on Form 10-K for the period from April 22, 2014 (inception) through December 31, 2014 to restate its financial statements for the period from April 22, 2014 (inception) through December 31, 2014. The information in the Annual Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Annual Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since April 17, 2015, the date the Annual Report was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Annual Report and this Amendment speaks only as of April 17, 2015. References made in this Amendment to "this Form 10-K" mean this Amendment on Form 10-K/A unless the context requires otherwise. For more information about the restatement, the related disclosure controls and procedures matters, please see AmericaTowne's Current Report on Form 8-K (Items 4.02) filed subsequent hereto.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risk Factors Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (https://www.sec.gov/) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

ITEM 1. BUSINESS

As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objectives or that we will be able to meet our financing needs to accomplish our objectives.

Mission

"AmericaTowne is to be a world-class, globally respected and profitable company, providing value to its customers, the environment and the lives of the people we service." Although this statement is forward-looking, the Company has already made strides in facilitating relationships intended to advance its mission.

The Company's aim is to provide upper and middle-income consumers in China with "Made In The USA" goods and services allowing customers to experience the United States' culture and lifestyle. In achieving this objective, our focus is on four initiatives:

(1) The development of a United States International Trade Center in Meishan Ningbo China with employees and/or independent contractors focusing on advancing our initial business objective, which is to be the "go-to" place for all things "Made In The USA."

(2) The development of upwards of 20 AmericaTowne communities in China with each community consisting of upwards of 50 United States based companies, and upscale hotels, villas, children theme parks, senior care and educational facilities - all based upon United States culture and lifestyle.

(3) The development of an internet platform in Chinese to complement (1) and (2), above, focusing on importing "Made In The USA" goods and services to China through internet sales.

(4) The development of franchise operations in the United States and internationally to support and advance the above-referenced initiatives.

These initiatives are admittedly aspirational in nature. Our intent is to accomplish the majority, if not all, of our initiatives, but there is no assurance we will or that our financing needs to meet our initiatives will be met.

The Company currently has 10 exporters in our export program. Our intention is to bring the United States International Trade Center in Meishan Ningbo China online in 2015. We expect to complete our initial trade operations with our exporters in 2015. In addition, our office in Raleigh, North Carolina is operational and serves as our base and model for our export franchise operations planned in the United States and other locations. The AmericaTowne Community planned in China and our Internet operations with Chinese websites planned are not yet operational. While we plan to have robust operations in the United States and international locations to support the AmericaTowne concept and trade center, we expect the bulk of our operations and revenue will come from China.

China's economy and its government impact our revenues and operations. While we have an agreement in place with the government in Meishan Ningbo China to operate the United States International Trade Center in Meishan Island China, there is no assurance that we will operate the center successfully. Additionally, the Company will need government approval in China to operate other aspects of our business plan. There is no assurance that we will be successful in obtaining approvals from government entities to operate other aspects of our business plan.

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

On October 8, 2014, the Company entered into a Stock Exchange Agreement with Yilaime Corporation of NC, a North Carolina corporation ("Yilaime NC") (the "Stock Exchange Agreement"). A copy of the Stock Exchange Agreement was disclosed in a Form 8-K filing on October 10, 2014. Although executed on October 8, 2014, the Stock Exchange Agreement is effective as of October 13, 2014 in order to allow for sufficient time to process the exchange of stock. The stock was exchanged on May14, 2015. Pursuant to the terms of the Stock Exchange Agreement, in consideration for the issuance of 3,616,059 shares of common stock in the Company to Yilaime NC, Yilaime NC conveyed 10,848,178 shares of its restricted common stock. The intent of the parties in executing and performing under the Stock Exchange Agreement is to effectuate tax-free reorganization under Section 368 of the Internal Revenue Code of 1986.

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

     (A)The Exporter Services Agreement

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

From 2005 to 2014, United States' exports to China increased 198%. That rate is greater than growth to any of the other top ten US export markets, including the two largest US trading partners, Canada (47 percent growth) and Mexico (102 percent growth). With its large population, rapidly growing middle class, and long list of infrastructure goals, China will continue to be a major export market for United States goods and services. (US-China Business Council, US Exports to China 2005-2014 https://www.uschina.org/reports/us-exports/national).

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

1.

See www.chinabusinessreview.com/senior-care-in-china-challenges-and-opportunities/;

see also http://www.exim.gov/news/export-import-bank-report-congress-aggressive-unregulated-financing-foreign-competitors-costing;

https://docs.google.com/viewer?url=http%3A%2F%2Fwww.exim.gov%2Fsites%2Fdefault%2Ffiles%2Fnewsreleases%2FEx-Im-Bank-2013-Competitiveness-Report-to-Congress-Complete.pdf

Keys to Success

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

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences:We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

As a result, although the registration statement on Form 10 originally filed with the SEC on May 18, 2014, intended to provide "Form 10 Information," the original Form 10 stated only that the company was a blank-check shell, seeking a transaction with another entity. The Form 8-K dated March 2, 2015, frequently referred to as a "Super 8-K," was filed to provide additional information about the Company's planned operations, contracts, shareholders, management, financial position, and other information, which the Company believes to constitute Form 10 Information under the SEC's regulations. The Company believes it has exited the shell company stage of development.

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

Results of Operations for the Period from Inception (April 22, 2014) to December 31, 2014

Our operating results for the period from inception (April 22, 2014) to December 31, 2014 are summarized as follows:

April 22 (inception)
through December 31, 2014 (Restated)

Revenues	$191,921
Operating Expenses	$147,939
Provision for income taxes	$15,394
Net Income	28,588

Revenues

AmericaTowne was a development stage company in fiscal year 2014. During fiscal 2014, the Company had sales of $191,921. Our sales consisted of $141,921 in primarily Export Service agreements, and $50,000 in Services to related parties. The $141,921 in Export Service sales accounts for $194,034 in service fee revenues minus $52,113 for the costs of revenues.

The $194,304 in revenues came primarily from the Export Service Agreements from the following four exporters: (a) Bamyline Services in the amount of $55,500, (b) Nadia Emhirech in the amount of $36,000, (c) Janssen Farms Inc. in the amount of $50,000, and (d) World Empowerment Import and Export in the amount of $55,000. The revenues generated from Grandeur on Demand LLC in the amount of $28.00 and Landmark Motors in the amount of 74.89 were amortized over the life of the 15 year occupancy agreements. These sales were generated through the Service Provider Agreement with Yilaime.

Pursuant to the Company's Service Agreement with Yilaime, Yilaime paid the Company $50,000 for an "Operations Fee". The Operations Fee is the result of an agreement that Yilaime has with the Company to act as an exclusive representative for the Company. The Operations Fee is not related to the $52,113 in costs of revenues.

The related costs of revenues of $52,113 were costs associated with the Service Provider Agreement with Yilaime whereby services rendered and fees and commissions due for exporters were as follows: Bamyline Services $5,250; Nadia Emhirech $3,600; Janssen farms $5,000; World Empowerment $5,500.00; Yilaime follow-on support $32,548. The costs associated with Grandeur on Demand LLC ($19.00) and Landmark Motors ($34.00) were amortized over the life of the fifteen-year occupancy agreements.

We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the second quarter of 2014.

Operating Expenses

Our expenses for the period from inception (April 22, 2014) to December 31, 2014 are outlined in the table below:

April 22 (inception) through
December 31, 2014
General and administrative	$82,626
Professional fees	$65,313
Total operating expenses	$147,939

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

Liquidity and Capital Resources

Working Capital

December 31, 2014
Current Assets	$160,179
Current Liabilities	$46,475
Working Capital	$113,704

Cash Flow

April 22 (inception) through
December 31, 2014
Net cash provided by operating activites	$16,403
Cash used in investment activities	$-
Cash used by financing activities	$-
Increase (Decrease) in cash	$16,403

Cash Provided by Operating Activities

Our net profit for the period ending December 31, 2014 was the main contributing factor for our positive operating cash flow. As of December 31, 2014, the Company had the minimum amount of cash to operate its business at the current level for the next twelve months, but insufficient cash to achieve our business goals and initiatives set forth above. To address the cash situation, the Company continues to manage its cash accounts and receivables closely.

To date, we have been able to meet nearly all of our account payable obligations within a five to ten day window. If required, we can extend this window to improve our cash flow position. Additionally, we have a plan to increase sales. There is no assurance that we will be able to maintain this level of operations.

The success of our business plan beyond the next twelve months is contingent upon us growing our business, keeping costs down, increasing revenue and obtaining additional equity and/or debt financing. We intend to fund operations through our pro-active efforts to monitor receivables, and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There is no assurance that such additional financing will be available to us on acceptable terms, or at all or that our receivable plan will be effective in the future.

Plan of Operation and Cash Requirements

The Company anticipates that its expenses over the next twelve months will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

		Estimated
	Potential	Expenses
Description	Completion Date	($)
Trade Center Operations	12 months	350,000
Salaries	12 months	25,000
Utility expenses	12 months	25,000
Investor relations costs	12 months	80,000
Marketing expenses	12 months	300,000
Professional fees	12 months	60,000
Other administrative expenses	12 months	60,000
Total		900,000

Our other administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $900,000 to proceed with our business plan over the next twelve months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next twelve months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any third-party to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

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

Yilaime is a contractor to the Company. Yilaime is responsible for establishing the Company's costs to conduct business, which the Company's management assumes includes the costs for both successful as well as unsuccessful entrants. Since the Company earned revenue of "Service Fee" as an agent for service provided by Yilaime, it does not recognize cost incurred by Yilaime related to unconsummated arrangements. The Company recognizes revenue of "Service Fee" on a net basis.

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

No events occurred requiring disclosure under Item 304 of Regulation S-K during the subject fiscal year.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and officers as of March 30, 2015.

Name	Age	Position
Alton Perkins	62	President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors
Xianghai Lin	38	Vice President
Mabiala T. Phuati	54	Vice President

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

Name of Beneficial Owner(1)	Amount and Nature of	Percent (%) of
	Beneficial Ownership	Common Stock
Named Executive Officers
Alton Perkins(2)	21,716,426 (3)	94.65%

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

Public Accounting Firm are filed as part of this Annual Report:

15(a)(3). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10-12G		3.1	5/8/2014
3.2	By-laws		10-12G		3.2	5/8/2014
4.1	Specimen Stock Certificate		10-12G		4.1	5/8/2014
10.1	Share Purchase Agreement dated June 18, 2014		8-K		10.1	6/26/2014
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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
Dated: July 17, 2015

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

/s/Yichien Yeh, CPA
Yichien Yeh, CPA
Oakland Gardens, New York
July 8, 2015

AMERICATOWNE Inc.
(A Development Stage Company)
Balance Sheet

December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$16,403
Accounts receivable, net	143,132
Prepayment-current	644
Total Current Assets	160,179

Prepayment-non current	8,808
Goodwill	40,331
Total Assets	$209,318

LIABITLITES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$26,539
Deferred revenues-current	4,542
Income tax payable	15,394
Total Current Liabilities	46,475
Deferred revenues-non current	63,062
Total Liabilities	109,537

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-
Common stock, $0.0001 par value; 1000,000,000 shares authorized,
18,577,565 shares issued and outstanding	1,858
Additional paid-in capital	1,432,533
Deferred compensation	(1,363,198)
Retained Earnings	28,588
Shareholders' Equity	99,781
Total Liabilities and Shareholders' Equity	$209,318

See Notes to Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Statement of Operations

April 22 (inception) through December 31, 2014 (Restated)

Revenues

Sales	$141,921

Service-related parties	50,000

191,921
Operating Expenses

General Administrative	82,626

Professional fees	65,313

Total operating expenses	147,939

Income from operations	43,982

Provision for income taxes	15,394

Net Income	$28,588

Net Loss per share - basic and diluted	$0.002

Weighted average shares outstanding - basic and diluted	12,299,405

Restated

See Notes to Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
April 22, 2014 (Inception) through December 31, 2014

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Total Stockholders Equity
	Shares	Amount	Shares	Amount

Shares issues for services	-	$ -	10,000,000	$ 1,000	$ 2,119	$ -	$ -	$ 3,119

Shares issued for assets	-	-	3,000,000	300	(300)	-	-	0

Application of push-down accounting	-	-	0	0	36,881	-	-	36,881

Shares isued for compensation	-	-	5,577,565	558	1,393,833	-	(1,363,198.00)	31,193

Net income for the Period	-	-	0	0		28,588.23		28,588

Balance, December 31, 2014	-	$ -	18,577,565	$ 1,858	$ 1,432,533	$ 28,588.23	$ (1,363,198.00)	$ 99,781

See Notes to Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Statement of Cash Flows

April 22 (inception) through December 31, 2014

Operating Activities:
Net income	$ 28,588
Adjustments to reconcile income to net cash provided by
Shares issued for services	3,119
Shares issued for compensation	31,193
Push-down accounting application	(3,450)
Bad debt provision	12,368
Changes in operating assets and liabilities:
Accounts receivable, net	(155,500)
Prepayment	(9,452)
Accounts payable and accrued expenses	26,539
Deferred revenues	67,604
Income tax payable	15,394
Net cash provided by operating activities	16,403

Increase in cash and cash equivalents	16,403
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$ 16,403

Supplemental disclosure of cash flow information
Interest paid	$ -
Income taxes paid	$ -

See Notes to Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Notes to Financial Statements
(Restated)

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

The Company is in the development phase and intends to be in the business set forth in the forward-looking statements herein. As such, the Company is subject to all risks inherent in the establishment of a start-up business enterprise.

As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objective or that we will be able to meet our financing needs to accomplish our objectives.

Mission

"AmericaTowne is to be a world-class, globally respected and profitable company, providing value to its customers, the environment and the lives of the people we service." This statement is a forward-looking statement; however, the Company has already made strides in facilitating relationships intended to advance its mission.

The Company's aim is to provide upper and middle-income consumers in China with "Made In The USA" goods and services allowing customers to experience the United States' culture and lifestyle. In achieving this objective, our focus is to create a $2.4 billion enterprise through on four initiatives:

(1) The development of a United States International Trade Center in Meishan Ningbo China with employees and/or independent contractors focusing on advancing our initial business objective, which is to be the "go-to" place for all things "Made In The USA."

(2) The development of upwards of 20 AmericaTowne communities in China with each community consisting of upwards of 50 United States based companies, and upscale hotels, villas, children theme parks, senior care and educational facilities - all based upon United States culture and lifestyle.

(3) The development of an internet platform in Chinese to complement (1) and (2), above, focusing on importing "Made In The USA" goods and services to China through internet sales.

(4) The development of franchise operations in the United States and internationally to support and advance the above-referenced initiatives.

These initiatives are admittedly aspirational in nature. Our intent is to accomplish the majority, if not all, of our initiatives, but there is no assurance we will or that our financing needs to meet our initiatives will be met.

The Company currently has 10 exporters in our export program. Our intention is to bring the United States International Trade Center in Meishan Ningbo China online in 2015. We expect to complete our initial trade operations with our exporters in 2015. In addition, our office in Raleigh, North Carolina is operational and serves as our base and model for our export franchise operations planned in the United States and other locations. The AmericaTowne Community planned in China and our Internet operations with Chinese websites planned are not yet operational. While we plan to have robust operations in the United States and international locations to support the AmericaTowne concept and trade center, we expect the bulk of our operations and revenue will come from China.

China's economy and its government impact our revenues and operations. While we have an agreement in place with the government in Meishan Ningbo China to operate the United States International Trade Center in Meishan Island China, there is no assurance that we will operate the center successfully. Additionally, the Company will need government approval in China to operate other aspects of our business plan. There is no assurance that we will be successful in obtaining approvals from government entities to operate other aspects of our business plan.

The Company is in the development phase and intends to be in the business set forth in the forward-looking statements herein. As such, the Company is not subject to all risks inherent in the establishment of a start-up business enterprise.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

On July 9, 2015, the Company reported that it had reached a determination to restate its previously-filed financial statements for the period from April 22.(inception) through December 31, 2014. The restatement had no effect on net income for the period from April 22.(inception) through December 31, 2014. The restatement relates to recognize service fee revenue on a net basis in accordance with ASC 250-10-50-7.

The Company reached the determination to restate following receipt of comment letters dated June 5, 2015 and July 6, 2015 from Securities and Exchange Commission stating concerns on the above issue.

The following summarizes the effects of restatement:

For the Period from April 22, 2014 (inception) to December 31, 2014
	Previously Reported	Adjustment	Restated

Revenues	$244,034	$(52,113)	$191,921
Cost of Revenues	52,113	(52,113)	-

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On December 31, 2014, there is no deferred tax assets and liabilities. The Company accrued $15,394 income tax for the year ended December 31, 2014 and has this amount of income tax liability as of December 31, 2014.

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

Yilaime is responsible for establishing its costs to conduct business, which the Company's management assumes includes the costs for both successful as well as unsuccessful entrants. Since the Company earned revenue of "Service Fee" as an agent for service provided by Yilaime, it does not recognize cost incurred by Yilaime related to unconsummated arrangements. The Company recognizes revenue of "Service Fee" on a net basis.

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

Accounts Receivables

The nature of the net accounts receivable for December 31, 2014 in the amount of $143,132 are for Export Service Agreements with the following exporters: (a) Bamyline Services in the amount of $55,500, (b) Nadia Emhirech in the amount of $36,000, (c) Janssen Farms Inc. in the amount of $50,000, and (d) World Empowerment Import and Export in the amount of $55,000.

Accounts' receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable."

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

Amount allocated for bad debt expense of $12,368 for the fiscal year ended December 31, 2014:

December 31
2014
Accounts receivable	$155,500
Less: Allowance for doubtful accounts	(12,368)
Accounts receivable, net	$143,132

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

For the period from April 22 (inception) through December 31, 2014, $31,193 of the above stock compensation were charged to operating expenses and $1,363,198 was recorded as deferred compensation.

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