Form 10-Q/A
period 2015-07-15
AMERICATOWNE Inc.
filed 2015-07-17
CIK 1606699

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

EXPLANATORY NOTE

AmericaTowne, Inc. is filing this Amendment to its previously filed Quarterly Report on Form 10-Q for the first quarter ended March 31, 2015 (the "First Quarter Report") to: restate its unaudited interim financial statements for the first quarter ended March 31, 2015. The information in the First Quarter Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the interim financial statements, the related disclosure controls and procedures matters, the information in the First Quarter Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since May 15, 2015, the date the First Quarter Report was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the First Quarter Report and this Amendment speaks only as of May 15, 2015. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise. For more information about the restatement, the related disclosure controls and procedures matters, please see AmericaTowne's Current Report on Form 8-K (Items 4.02) filed subsequent hereto.

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

See Notes to Financial Statements.

AMERICATOWNE Inc.
Statement of Operations
(Unaudited)

For the Three Months Ended
March 31,2015

Revenues
Sales	$129,425
Services-related parties	50,000
179,425
Operating Expenses
General and administrative	128,409
Professional fees	16,714
Total operating expenses	145,123
Income from operations	34,302
Provision for income taxes
Net Income

Earnings per share - basic and diluted	$0.002
Weighted average shares outstanding- basic and diluted	19,144,232

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
Notes to Financial Statements
(Unaudited)
(Restated)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014. The Company's Form 8-K dated March 2, 2015 disclosed under Item 5.06 that the Company was no longer a shell. All disclosures in the March 2, 2105 Form 8-K are incorporated herein by reference, including disclosures associated with related party transactions and affiliated shareholders and entities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

On July 9, 2015, the Company reported that it had reached a determination to restate its previously-filed financial statements for the three months ended March 31, 2015. The restatement had no effect on net income for the three months ended March 31, 2015. The restatement relates to recognize service fee revenue on a net basis in accordance with ASC 250-10-50-7.

The Company reached the determination to restate following receipt of comment letters dated June 5, 2015 and July 6, 2015 from Securities and Exchange Commission stating concerns on the above issue.

The following summarizes the effects of restatement:

For the Perid from April 22, 2014 (inception) to December 31, 2014
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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2015, and the results of its operations and cash flows for the three months ended March 31, 2015. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On March 31, 2015 and December 31, 2014, there is no deferred tax assets and liabilities. The Company had tax liability of $15,349 on March 31, 2015 and December 31, 2014.

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

General Discussion

We plan to earn revenues and income, and generate cash, by focusing on our four core business operations and initiatives, as set forth above. At this point, the Company's revenue is generated from our Service Provider and Exporter Service Agreements. We generate revenues and cash by servicing these agreements. We work with exporters carefully and focus on our accounts receivable as part of managing our projected tight liquidity position. Additionally, we work with exporters closely in developing export strategies for the goods and services they planned to export.

At present, the bulk of our operations takes place at our Raleigh, North Carolina office, which acts as a model for plans for our United States Trade Center Operations. We are in the process of outfitting our operations in Meishan, China. We have hired a full-time manager to operate the facilities located at Meishan and selected our first exporter, and the products we plan to export. Additionally, we are working with the Meishan Port Authorities to ensure that our operational procedures are in compliance with various import laws at Meishan.

Our short-term operational objectives are to develop our exporter pipeline, grow revenues and increase operations and facilities in the United States while bringing our facility online in Meishan, China. Our focus currently is on enhancing our exporter base, including working with state export agencies to identify exporters as well as sources of goods and services made in the United States that are in demand in China. Along with increasing our United States operations, we are hoping to identify additional key staff in the United States and China that can help us implement our plan. While we feel optimistic about meeting the challenges as well as the opportunities before us, there is no assurance that we will be able to meet the challenges or take advantage of opportunities we perceive are available.

To achieve its long-term objectives, the Company intends on shifting its revenue stream from a United Stated-based to a China-based stream by fully operating all planned activities at the planned Meishan trade center, and activities within our AmericaTowne complexes and Chinese-based internet sites. Each of the Company's four core initiative present challenges, risks, and opportunities.

We believe that we see positive trends in the export area. Additionally, the Company plans to pursue opportunities in export not often thought of as an "exported commodity." Along with our planned core AmericaTowne communities, trade centers in the United States and China, and internet operations, the Company plans on pursuing opportunities that are traditionally not thought of as an export commodity.

There is no assurance we will be able to pursue these opportunities successfully. Additionally, our short and long-term liquidity position is impacted by the success we achieve in implementing our plans. We do plan on pursuing the full range of available funding opportunities. Additionally, we expect to help those in our exporting program with funding opportunities and various programs that may be available to them in the private community, and at the state and national level within the United States.

Additionally, going forward we expect to take advantage of the various export tax laws that will help our cash flow position as well as assist our exporters with their growth. There is no assurance that our plans will be successful. There will be cost to bring all of the planned facilities online in China, including the costs involved with the Trade Center in Meishan, China. While we do have a plan to cover these costs, there can be no assurance that our plan will be successful. While we have discussed the possibility of outside investments in various forms, there are no agreements in place or any assurance that they will be realized in the future.

The uncertainty of implementing our business plan in China and the various laws and policies in China and how they may impact our Company going forward is real. There is no assurance that we will be able to navigate the laws and policies at the national or local level that will allow us to achieve objectives outlined in our business plan. Though our results of operations thus far have been effective, there can be no assurance that we will obtain the same results going forward.

Results of Operations for the Three Months Ended March 31, 2015

Our operating results for the three months ended March 31, 2015 are summarized as follows:

Three months ended March 31, 2015 (Restated)
Revenues	$179,425

Operating Expenses	$145,123

Net Income	$34,302

Revenues

During the first quarter of 2015, the Company had sales of $179,425. In 2015, the Company's sales consisted of $129,425 in primarily Export Service Agreements, and $50,000 in services to related parties. We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the second quarter of 2015.

Operating Expenses

Our expenses for the three months ended March 31, 2015 are outlined in the table below:

March 31, 2015
Current Assets	$277,838
Current Liabilities	$44,160
Working Capital	$233,678

Three months ended
March 31, 2015
General and administrative	$128,409
Professional fees	$16,714
Total operating expenses	$145,123

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and preparing our Form S-1 Registration Statement.

Net Income

As a result of our operations, the Company reported net income after tax obligations of $34,302 for the first Quarter of 2015.

Liquidity and Capital Resources

Working Capital

Three months ended
March 31, 2015
Net cash provided by operating activities	$2,520
Cash used in investment activities	$6,932
Increase (Decrease) in cash	($4,412)

Cash Provided by Operating Activities

Our net profit for the three months ended March 31, 2015, was the main contributing factor for our positive operating cash flow.

Cash Used in Investing Activities

We spent $6,932 on fixed assets for the three months ended March 31, 2015.

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
Date: July 15, 2015