Form 10-K/A
period 2015-04-15
AMERICATOWNE Inc.
filed 2015-07-29
CIK 1606699

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

No events occurred requiring disclosure under Item 304 of Regulation S-K during the subject fiscal year. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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
Dated: July 28, 2015

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

As discussed in Note 2 to the financial statements, the financial statements for the period from April 22 (inception) through December 31, 2014 have been restated and correct a misstatement.

/s/Yichien Yeh, CPA
Yichien Yeh, CPA
Oakland Gardens, New York
July 28, 2015

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

On July 9, 2015, the Company reported that it had reached a determination to restate its previously-filed financial statements for the period from April 22.(inception) through December 31, 2014. The restatement had no effect on net income for the period from April 22.(inception) through December 31, 2014. The restatement relates to recognize service fee revenue on a net basis in accordance with ASC 605-45-45.

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