Form 10-Q/A
period 2015-03-31
AMERICATOWNE Inc.
filed 2015-08-10
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
(Restated)

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
Notes to Financial Statements
(Unaudited)
(Restated)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014. The Company exited shell status on March 3, 2015. All prior disclosures set forth in filings during this quarter are incorporated herein by reference, including disclosures associated with related party transactions and affiliated shareholders and entities.

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

The following summarizes the effects of restatement:

For the Three Months Ended March 31, 2015
	Previously Reported	Adjustment	Restated

Revenues	$216,136	$(36,711)	$179,425
Cost of Revenues	36,711	(36,711)	-

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

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31	December 31
	2015	2014
Accounts receivable	$279,161	$155,500
Less: Allowance for doubtful accounts	(13,958)	(12,368)
Accounts receivable, net	$265,203	$143,132

Bad debt expense was $1,590 for the three months ended March 31, 2015.

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2015:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 19,327,565 shares issued and outstanding (see Note 9);

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

For the three months ended March 31, 2015, $93,579 of the above stock compensation were charged to operating expenses and $1,363,198 was recorded as deferred compensation,

NOTE 7. RELATED PARTY TRANSACTIONS

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

NOTE 8. COMMITMENT

The Company has entered a business agreement to establish operations in Meishan Island, China. The company is committed to pay $25,000 starting on or before December 31, 2015 for the related start-up cost to the individual who is responsible for establishing operations in Meishan Island, China.

NOTE 9. SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

Working Capital

March 31, 2015
Current Assets	$277,838
Current Liabilities	$44,160
Working Capital	$233,678

Cash Flow

Three months ended
March 31, 2015
Net cash provided by operating activities	$2,520
Cash used in investment activities	$6,932
Increase (Decrease) in cash	($4,412)

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
Date: August 10, 2015