Form 10-Q
period 2015-06-30
AMERICATOWNE Inc.
filed 2015-08-21
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 3, 2015, the issuer had 22,943,624 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc. Financial Statements (Unaudited)
Contents

AMERICATOWNE Inc.
Balance Sheets

	June 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 32,066	$ 16,403
Accounts receivable, net	487,777	143,132
Accounts receivable, net - related parties	16,393
Prepayment-current	644	644
Total Current Assets	536,880	160,179

Prepayment-non current	8,485	8,808
Property, plant and equipment, net	7,391	-
Goodwill	40,331	40,331
Investments	3,860	-
Total Assets	$ 596,947	$ 209,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 23,000	$ 26,539
Deferred revenues-current	4,542	4,542
Loan payable	4,500	-
Income tax payable	89,406	15,394
Total Current Liabilities	121,448	46,475
Deferred revenues-non current	60,791	63,062
Total Liabilities	182,239	109,537

Commitments & Contingencies
Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
22,943,624 and 18,577,565 shares issued and outstanding	2,294	1,858
Additional paid-in capital	1,435,956	1,432,533
Deferred compensation	(1,176,040)	(1,363,198)
Retained Earnings	152,498	28,588
Shareholders' Equity	414,708	99,781
Total Liabilities and Shareholders' Equity	$ 596,947	$ 209,318

See Notes to Financial Statements.

AMERICATOWNE Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	30-Jun-15	30-Jun-15

Revenues
Sales	$ 291,135	$ 457,271
Services-related parties	50,000	100,000
	341,135	557,271
Cost of Revenues-Related Parties	29,162	65,873
Gross Profit	311,973	491,398

Operating Expenses
General and administrative	122,259	250,668
Professional fees	25,803	42,517
Total operating expenses	148,062	293,185
Income from operations	163,911	198,213

Other Expenses
Interest expense	291	291

Income before income taxes	163,620	197,922
Provision for income taxes	74,012	74,012
Net Income	$ 89,608	$ 123,910

Earnings per share - basic and diluted	$ 0.00	$ 0.01
Weighted average shares outstanding- basic and diluted	21,195,200	20,175,381

See Notes to Financial Statements.

AMERICATOWNE Inc.
Statements of Cash Flows
(Unaudited)

For the Six Months Ended
30-Jun-15

Operating Activities:
Net income	$ 123,910
Adjustments to reconcile net income to net cash provided by operations
Stock compensation	187,158
Depreciation	347
Bad debt provision	18,898
Changes in operating assets and liabilities:
Accounts receivable, net	(379,936)
Prepayment	323
Accounts payable and accrued expenses	(3,539)
Deferred revenues	(2,271)
Income tax payable	74,012
Net cash provided by operating activities	18,902

Investing Activities:
Purchase of fixed assets	(7,739)

Financing Activities:
Proceeds from loan payable	4,500

Increase in cash and cash equivalents	15,663
Cash and cash equivalents at beginning of period	16,403
Cash and cash equivalents at end of period	$ 32,066

Supplemental disclosure of cash flow information
Interest paid	$ -
Income taxes paid	$ -

See Notes to Financial Statements.

AMERICATOWNE Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014. The Company exited shell status on March 3, 2015. The Company is engaged in exporting and consulting in the exporting of American made goods, products and services to China and Africa through strategic relationships in China and in the United States, which is referred to internally by the Company as the "AmericaTowne Platform". The Company's forward-looking vision is to create a physical location called AmericaTowne in China that incorporates business selling the "American experience" in housing, retail, senior care and entertainment.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2015, and the results of its operations and cash flows for the three months ended June 30, 2015. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Investments

Investments primarily include cost method investments. On June 30, 2015, the carrying amount of investments is $3,860. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of June 30, 2015.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On June 30, 2015 and December 31, 2014, there are no deferred tax assets and liabilities. The Company accrued $74,012 income tax for the six months ended June 30, 2015. The Company had tax liability of $89,406 and $15,349 on June 30, 2015 and December 31, 2014, respectively.

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

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On June 30, 2015, all assets and liabilities are located in the United States where the income and expense has been incurred for the six months ended June 30, 2015.

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

Services offered by AmericaTowne are provided as a separate accounting unit and meet the criteria as outlined in ASC 605-25-25.

For services provided the Company charges fees resulting in recognized revenue. These fees are linked to delivery processes called a Service Fee and a Transaction Fee. Additionally, under special circumstances the Company may charge an Extension Fee.

The Service Fee

A Service Fee is an independent accounting unit. The Service Fee is realized after the Service Fee process is completed and product and services focusing on the market analysis and demand are delivered. Upon delivery no further obligation exist. Revenue is recognized, and the Exporter is invoiced.

Pursuant to ASC 605-25-25 and ASC 605-25-50, in considering the appropriate timing of revenue recognition as well as accounting units, we consider a market analysis, review of proposed goods and services, expectations for supply and demand in the market, how to conduct export business in China, information on financing, the export tax savings programs, and selecting and assigning a sister tax saving company, and International Trade Center services and other services provided after the agreement has been signed as Service Fee deliverable and a separate accounting unit.

According to ASC 605-25-25, revenue arrangements with multiple deliverables shall be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria as stipulated in ASC 605-25-25-5.

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

The Service Fee deliverable meets the first criteria because it is considered to have standalone value because the customer could resell the services offered on a stand-alone basis. There are other International Trade Centers in China. While not providing US made goods and services, they do offer comparable services indicating that services could be resold to another customer. Also there are other companies that provide market analysis and tax and funding services. Additionally, the second criterion is met because there are no refund rights general or otherwise in the arrangement.

During the Service Fee Process, prior to an agreement, the Company assesses whether collectability from the potential exporters is reasonably assured. The Company use factors similar to those that it determines whether a receivable has become a bad debt after a period of time. The Company reviews the exporter's financial condition, which is an indicator of both its ability to pay, and, in turn, whether or not revenue is realizable.

The ability to pay is an important criterion for entrance into an agreement with the exporter. If Management believes that the potential exporter does not have the ability to pay, normally an agreement is not entered into with the exporter.

If, at the outset an arrangement is entered into and the Company determines that the collectability of the revenue amount from the customer is questionable, then Management does not recognize revenue until it receives the amount due or conditions change so that collectability is now reasonably assured. If collectability is reasonably assured at the outset of an arrangement, but subsequent changes in facts and circumstances indicate collection from the customer is no longer probable, the amount is recorded as bad debt expense.

The Transaction Fee

The Transaction Fee is an independent accounting unit. During this process the exporter's goods and services are tested in the market; buyers or identified, deals or negotiated and the exporter products and services are delivered, and payment is made.

The Transaction fee deliverable includes the Exporters participation in three processes: 1) the Sample and Test Market Program; 2) Market Acceptance Program; and 3) Export Delivery Action. In the Sample and Test Market Program exporters products and services are tested in the market; sources of goods and services are confirmed; price indications are confirmed; and exporter and buyer matches occurs. In Market Acceptance the export deal is identified and negotiated. Finally in Export Delivery Action the goods or shipped and delivered and payment is made. The Transaction Fee is realized after the Transaction Fee process is completed and the deliverable is made. Upon completion no further obligation exist. Revenue is recognized, and the Exporter is invoiced. Throughout the life of the agreement we expect exporters to complete multiple transactions. Each transaction is a separate process whose deliverable stands alone. At the time an agreement is signed, no Transaction Fee related revenues are recognized.

The Transaction Fee deliverable is considered a separate accounting unit. In reviewing the criteria for making this determination the first criteria is met because it is considered to have stand-alone value because the customer could resell the services offered on a stand-alone basis. There are other export consulting services and companies that offer comparable services indicating that services could be resold to another customer. Additionally, the second criterion is met because there are no refund rights general or otherwise in the arrangement.

If an Exporter does not participate in the Transaction Fee Process - the deliverable is not completed, the Exporter is not invoiced, no fee is due and no revenue is recognized.

The Extension Fee

The Extension Fee is an independent accounting unit. The Extension Fee is a fee charged to those exporters who in rare cases for whatever reason fail to avail themselves of the Transaction Process. The Exporter has one-year to participate in the Sample and Test Market Program. Afterwards, provided no transaction has occurred and the Exporter agrees to pay a fee equal to 25% of the original Service fee within thirty (30) days (the "Extension Fee") then the Exporter can continue the Transaction Process. If the Extension Fee is not paid, the Exporter's participation and membership in the Sample and Test Program terminates. In the event of termination, the balance of any prior fees is still due and payable.

Provided that the Exporter agree to pay the Extension Fee and continues with the Transaction Process, at the end of the Transaction Process and Transaction Fee deliverable is made the Transaction Fee Process is completed. Upon completion no further obligation exist. Revenue is recognized, and the Exporter is invoiced for both the Extension Fee and the Transaction Fee. At the time an agreement is signed, no Extension Fee related revenues are recognized.

The further obligation to provide services under the Extension Fee Process would only apply if an Exporter failed to avail themselves to the Sample and Test Market Program, which is a part of the Transaction Fee Process. Upon completion of the Service Fee Process and the deliverable is made, no further obligation exist. The Exporter is invoiced, and revenue is recognized. During the Extension Fee Process, the Company has no obligation to provide a Service Fee Process deliverable. The deliverable would have been completed. Additionally, upon completion of the deliverable for the Transaction Fee Process, no further obligation would exist for the Extension Fee Process because the Exporter would have already availed themselves to and completed the Transaction Fee Process and received the deliverable.

The Extension Fee deliverable is considered a separate accounting unit. In reviewing the criteria for making this determination the first criteria is met because it is considered to have standalone value because the customer could resell the services offered on a stand-alone basis. There are other export consulting services and companies that offer comparable services indicating that services could be resold to another customer. Additionally, the second criterion is met because there are no refund rights general or otherwise in the arrangement.

In accordance with ASC 605-25-50, the Company recognizes its responsibility to fully disclose in the accounting notes as well as elsewhere in its filings as appropriate, the separate accounting units; the nature of multiple delivery arrangements; the general timing of revenue recognition; the significant deliverables within the arrangements; performance, termination, cancellation, and refund provisions.

Upon entry into its program, the Company provides all program services including market analysis, and demand, export life cycle game plan and other program services. The Company is developing a United States International Import Trade Center Platform located on Meishan Island, Ningbo China. The facility will house AmericaTowne's Platform in an 18,000 square foot display facility. The facility is designed to assist exporters in completing the exporting life cycle. The costs of doing business after the agreement is signed through the AmericaTowne Platform will be reflected in the costs incurred by the Company's subsidiary in China. Additionally, the Company anticipates opening Trade Center Support Service Centers in the United States, and as these centers are opened, the Company will disclose corresponding costs appropriately.

The Company recognizes and confirms the requirements in ASC 225-10-S99-4/SAB Topic 5:T Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). All costs of the Company doing business including any costs incurred on its behalf by its shareholder or other economic interests reported pursuant to ASC 225-10-S99-4/SAB Topic 5:T.

There are two primary customer agreements currently offered to AmericaTowne clients - (a) Licensing, Lease and Use Agreement, and (b) Exporter Services Agreement, both of which are detailed in the Company's September 15, 2014 Form 8-K.

On two of its agreements involving the license fee, the Company intends on adjusting the agreements to reflect revenue recognition over the course of the term. Going forward, management will adjust its occupancy agreement to reflect three specific fees: Service Fees, License Fees and Royalty Fees. These fees adequately address all cost associated with conducting business under the Occupancy Agreement.

Deferred revenues represent cash received.

The reverse of accounts receivable and related revenue is due to change of accounting policy for time to recognize revenue. This portion will be recognized over the term of the agreement rather than upon signing of the agreement.

The recognition of the Company's Service Fee, Transaction Fee and Extension Fee is not the typical Multiple-Deliverable Revenue Arrangement since each event has a separate fee. Revenue is recognized for the Service Fee, the Transaction Fee, and the Extension Fee in their respective amounts at the time of the deliverable.

The Company recognizes revenue on a gross basis.

Yilaime is a contractor to the Company. In general terms, pursuant to the Export Funding and Support Services and Occupancy Services Agreement, Yilaime identifies and recruits potential exporters and occupants for program entry; potential goods or services that potential exporters and occupants may be capable of supplying; possible suppliers; and potential funding sources. Yilaime is responsible for establishing its costs to conduct business, which the Company's management assumes includes the costs for both successful as well as unsuccessful entrants.

In management's opinion, the Company sees this success-oriented approach to services provided by Yilaime as a typical business practice. For example, the Company in its export education initiative has an agreement with an institution whereby the Company is compensated for the number of participants it successfully refers and enrolls in an education program. The Company is not compensated for unsuccessful entrants and thus bares the costs, if any it incurs for this action.

The Company, either directly or through its facility in Meishan Island Ningbo China (as disclosed in prior filings), provides services that result fees and in the realization of revenue. The Company recognized revenue on a gross basis since it earns revenue from sales of service.

The Company expects to realize revenue for export funding and support, and franchise and license fees for United States support locations, and education initiatives. Additionally, if and when the Company further develops AmericaTowne, revenues would be expected to be recognized for (a) villa sales, rentals, timeshare and leasing; (b) hotel leasing and or operational revenues and sales; (c) theme park and performing art center operations, sales and/or leasing; and (d) senior care facilities, operations and or sales.

The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

Sales returns and allowances was $0 for the three months ended June 30, 2015.

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

We have had no goodwill impairment charges for the six months ended June 30, 2015, and as of June 30, 2015, the estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. Management's plans include the raising of capital through the equity markets to fund future operations and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	30-Jun	31-Dec
	2015	2014
Accounts receivable	$ 513,449	$ 155,500
Accounts receivable- related parties	17,256
Less: Allowance for doubtful accounts	(26,535)	(12,368)
Accounts receivable, net	$ 504,170	$ 143,132

Bad debt expense was $18,898 for the six months ended June 30, 2015.

Allowance for bad debt policy

Our bad debt policy is determined by the Company's periodic review of each account receivable for reasonable assurance of collection. Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable are reasonable assured of collection. Based upon our review if required we adjust the allowance for bad debt. As of December 31, 2014, based upon our limited history, we set what we considered a rate for allowance for bad debt of 5% of receivables with the understanding and intention of reviewing accounts and adjusting allowance for bad debts as we progress.

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2015:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 22,943,624 shares issued and outstanding;
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

For the six months ended June 30, 2015, $187,158 of the above stock compensation was charged to operating expenses and $1,176,040 was recorded as deferred compensation,

NOTE 7. RELATED PARTY TRANSACTIONS

The Company has "Export Funding and Support Services and Occupancy Services" agreement with Yilaime Corporation, the Company's shareholder. In the Agreement, Yilaime is charging the Company for providing Export Funding and Support Services and Occupancy Services. In addition, Yilaime has to pay an Operations Fee to the Company for exclusive rights.

Alton Perkins the Chief Executive of the Company is also the majority shareholder and controlling person of Yilaime. The Company recognizes and confirms the requirements in ACS 850-10-50-6 to disclose all related party transactions between the Company and Yilaime and any other related Party transactions and or relationships.

The services provided by Yilaime are success oriented meaning that Yilaime normally charges for success oriented activity; for example successful referral and or other actions to the Company. The costs Yilaime incurs for providing the Services to the Company may not include all of the costs incurred by Yilaime. Under the Service Agreement Yilaime is not compensated for all potential exporters but only successful entrants in the AmericaTowne program. There may be an occasion where Yilaime incur costs for potential entrants who do not enter the program and the Company is not charged for these fees.

For the six months ended June 30, 2015, $65,873 is booked as Cost of Revenue for services Yilaime provided and $100,000 is booked as Service Revenue for Operations Fee the Company received from Yilaime.

As of June 30, 2015, the Company has $16,363 net accounts receivable from Yilaime.

The Company also has an office lease agreement with Yilaime. The lease agreement is valid from July 1, 2015 to July 1, 2016 with monthly rent of $900.

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

On October 8, 2014, the Company entered into the Stock Exchange Agreement with Yilaime Corporation of NC, a North Carolina corporation and related party ("Yilaime NC"). Pursuant to the terms of the Stock Exchange Agreement, in consideration for the issuance of 3,616,059 shares of common stock in the Company to Yilaime NC, Yilaime NC conveyed 10,848,178 shares of its restricted common stock to the Company. The intent of the parties in executing and performing under the Stock Exchange Agreement is to effectuate tax-free reorganization under Section 368 of the Internal Revenue Code of 1986. On May 12, 2015, this agreement is executed by Company's issuance of its 3,616,059 shares. As result of getting 10,848,178 (4.5%) Yilaime's shares, the Company record $3,360 investment in use of Cost Method.

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

The Company currently has 16 exporters in our general export program and one member in our export education program. Our intention is to bring the United States International Trade Center in Meishan Ningbo China online in 2015. We expect to complete our initial trade operations with our exporters in 2015. In addition, our office in Raleigh, North Carolina is operational and serves as our base and model for our export franchise operations planned in the United States and other locations. The AmericaTowne Community planned in China and our Internet operations with Chinese websites planned are not yet operational. While we plan to have robust operations in the United States and international locations to support the AmericaTowne concept and trade center, we expect the bulk of our operations and revenue will come from China.

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

At present, the bulk of our operations take place at our Raleigh, North Carolina office, which acts as a model for plans for our United States Trade Center Operations. We are in the process of outfitting our operations in Meishan, China. We have hired a full-time manager to operate the facilities located at Meishan and selected our first exporter, and the products we plan to export. Additionally, we are working with the Meishan Port Authorities to ensure that our operational procedures are in compliance with various import laws at Meishan.

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

To achieve its long-term objectives, the Company intends on shifting its revenue stream from a United Stated-based to a China-based stream by fully operating all planned activities at the planned Meishan trade center, and activities within our AmericaTowne complexes and Chinese-based internet sites. Each of the Company's four core initiatives presents challenges, risks, and opportunities.

We believe that we see positive trends in the export area. Additionally, the Company plans to pursue opportunities in export not often thought of as an "exported commodity. Along with our planned core AmericaTowne communities, trade centers in the United States and China, and Internet operations, the Company plans on pursuing opportunities that are traditionally not thought of as an export commodity.

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

Results of Operations for the Three Months Ended June 30, 2015

Our operating results for the three months ended June 30, 2015 are summarized as follows:

Three months ended June 30, 2015
Revenues	$341,135
Cost	$29,162
Operating Expenses	$148,062
Net Income	$89,608

Revenues

Compared to the first Quarter 2015 sales of $216,136, for the second quarter of 2015, the Company had sales of $341,135. For the first two quarters of 2015, total sales were $557,271. In the second quarter 2015, the Company's sales consisted of $291,135 in Service Fees and $50,000 in services to related parties for Operations Fees. Cost of Revenue to related parties totaled $29,162. The $291,135 in revenue was from Service Fees charged to Community and Global Learning Systems, Chariot Group LLC, US Africa Business, and KCC Construction, Inc. each for $55,000; and International Consulting Business Center and Canaan Care Home LLC for $35,000 each. The $29,162 in related party Costs of Revenues was attributed to payments to Yilaime under its Service Agreement. Cost of Revenue expenses for $5,500 each were attributed to Community and Global Learning Systems, Chariot Group LLC, US Africa Business, and KCC Construction, Inc., while expenses of $3,500 each was attributed to services for International Consulting Business Center and Canaan Care Home LLC. During the second Quarter 2015 export contracts increased from 10 to 16. We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the third quarter of 2015.

Operating Expenses

Our expenses for the three months ended June 30, 2015 are outlined in the table below:

Three months ended June 30, 2015
General and administrative	$122,259
Professional fees	$25,803
Total operating expenses	$148,062

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and preparing our Form S-1 Registration Statement.

Net Income

As a result of our operations, the Company reported net income after tax obligations of $89,608 for the second Quarter of 2015.

Results of Operations for the Six Months Ended June 30, 2015

Our operating results for the six months ended June 30, 2015 are summarized as follows:

Six months ended June 30, 2015
Revenues	$557,271
Cost	$65,873
Operating Expenses	$293,185
Net Income	$123,910

Revenues

For the first two quarters of 2015, total sales were $557,271. The Company's sales consisted of $457,271 in Service Fees and $100,000 in services to related parties for Operations Fees. Cost of Revenue to related parties totaled $65,873. The $457,271 in revenue was from Service Fees charged to World Class International Development LLC, Bett & Ndungu Partnership, the Society Cooperative Pour Transaction Agricoles (SOCOOTRA), Community and Global Learning Systems, Chariot Group LLC, US Africa Business, and KCC Construction, Inc. each for $55,000; and International Consulting Business Center and Canaan Care Home LLC for $35,000 each. The $65,873 in Costs of Revenues was attributed to payments to Yilaime under its Service Agreement. Cost of Revenue expenses for $5,500 each were attributed to World Class International Development LLC, Bett & Ndungu Partnership, SOCOOTRA, Community and Global Learning Systems, Chariot Group LLC, US Africa Business, and KCC Construction, Inc., $20,373, were attributed to services provided for goods and services funding requests, while expenses of $3,500 each was attributed to services for International Consulting Business Center and Canaan Care Home LLC. During six month ending June 30 2015 export contracts increased from 6 to 16. We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the third quarter of 2015.

Operating Expenses

Our expenses for the six months ended June 30, 2015 are outlined in the table below:

Six months ended June 30, 2015
General and administrative	$250,668
Professional fees	$42,517
Total operating expenses	$293,185

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and preparing our Form S-1 Registration Statement.

Net Income

As a result of our operations for six months ending June 30, 2015, the Company reported net income after tax obligations of $123,910.

Liquidity and Capital Resources

Working Capital

June 30, 2015
Current Assets	$536,880
Current Liabilities	$121,448
Working Capital	$415,432

Cash Flow

Six months ended June 30, 2015
Net cash provided by operating activities	$18,902
Cash used in investing activities	$7,739
Cash provided by financing activities	$4,500
Increase (Decrease) in cash	$15,663

Cash Provided by Operating Activities

Our net profit for the first two quarters in 2015 was the main contributing factor for our positive operating cash flow.

Cash Used in Investing Activities

We spent $7,739 on fixed assets for the six months ended June 30, 2015.

Cash Provided by Financing Activities

We received proceeds of $4,500 from loan for the six months ended June 30, 2015.

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

As described in Basis of Presentation in this Second Quarter Report for fiscal year 2015, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the the Company is an actual or threatened party or as to which any of its property is subject.

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
Date: August 18, 2015