Form 10-Q/A
period 2015-03-31
AMERICATOWNE Inc.
filed 2015-08-26
CIK 1606699

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2015, the issuer had 19,327,565 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

AmericaTowne, Inc. (the "Company") files this Form 10-Q/A in order to rectify its earlier restatement to present revenue on a net basis. . The Company's Form 8-K, Item 4.02 filed on July 7, 2015 and Form 10-Q/A filed on July 17, 2015 and amended on August 10, 2015 werefiled with the intention to restate the financial statements to present revenue on a net basis. The above restatement is revoked after the Company's determination on its primary obligor role under the Exporter Service Agreements according to ASC-605-45-45.

There are further elaboration in this Form 10-Q/A regarding the Company's revenue recognition associated with its three separate and distinct deliverables - (a) Service Fee Process, (b) Transaction Fee Process and (c) Extension Fee Process. In addition, this Form 10-Q/A elaborates on the Company's accounts receivable process and allowance for doubtful accounts. The information in the First Quarter Report for 2015 is amended to read in its entirety as set forth in this Amendment. The related disclosure controls and procedures matters, the information in the First Quarter Report for 2015 and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since May 15, 2015, the date the First Quarter Report for 2015 was filed. Accordingly, the related disclosure controls and procedures matters, and all information disclosed in the First Quarter Report for 2015 and this Amendment are proper as of May 15, 2015. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

PART I - FINANCIAL INFORMATION Item 1. Financial Statements.

AMERICATOWNE Inc. Financial Statements (Unaudited)

AMERICATOWNE Inc.
Balance Sheet

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 11,991	$ 16,403
Accounts receivable, net	260,795	143,132
Accounts receivable, net - related parties	4,408
Prepayment-current	644	644
Total Current Assets	277,838	160,179

Prepayment-non current	8,647	8,808
Property, plant and equipment, net	6,932	-
Goodwill	40,331	40,331
Total Assets	$ 333,748	$ 209,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 24,224	$ 26,539
Deferred revenues-current	4,542	4,542
Income tax payable	15394	15394
Total Current Liabilities	44,160	46,475
Deferred revenues-non current	61926	63062
Total Liabilities	106,086	109,537
Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
19,327,565 and 18,577,565 shares issued and outstanding	1,933	1,858
Additional paid-in capital	1,432,458	1,432,533
Deferred compensation	-1,269,619	-1,363,198
Retained Earnings	62,890	28,588
Shareholders' Equity	227,662	99,781
Total Liabilities and Shareholders' Equity	$ 333,748	$ 209,318

See Notes to Financial Statements.

AMERICATOWNE Inc.
Statement of Operations
(Unaudited)

March 31, 2015
Revenues
Sales	$ 166,136
Services-related parties	50,000
216,136
Cost of Revenues-Related Parties	36,711
Gross Profit	179,425
-
Operating Expenses
General and administrative	128,409
Professional fees	16,714
Total operating expenses	145,123
Income from operations	34,302
Provision for income taxes
Net Income

Earnings per share - basic and diluted	$ 0.002
Weighted average shares outstanding- basic and diluted	19,144,232

AMERICATOWNE Inc.
Statement of Cash Flows
(Unaudited)

For the Three Months Ended
March 31, 2015

Operating Activities:
Net income	$ 34,302
Adjustments to reconcile net income to net cash provided by operations
Stock compensation	93,579
Bad debt provision	1,590
Changes in operating assets and liabilities:
Accounts receivable, net	(123,661)
Prepayment	161
Accounts payable and accrued expenses	(2,315)
Deferred revenues	(1,136)
Income tax payable	-
Net cash provided by operating activities	2,520

Investing Activities:
Purchase of fixed assets	(6,932)

Increase in cash and cash equivalents	(4,412)
Cash and cash equivalents at beginning of period	16,403
Cash and cash equivalents at end of period	$ 11,991

Supplemental disclosure of cash flow information
Interest paid	$
Income taxes paid	$

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

During the Service Fee Process, prior to an arrangement, the Company assesses whether collectability from the potential exporters is reasonably assured. The Company use factors similar to those that it determines whether a receivable has become a bad debt after a period of time. The Company reviews the exporter's financial condition, which is an indicator of both its ability to pay, and, in turn, whether or not revenue is realizable.

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

At the time an arrangement is signed, no Transaction Fee related revenues are recognized.

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

If an exporter does not participate in the Transaction Fee Process - the deliverable is not completed, the customer is not invoiced, no fee is due and no revenue is recognized.

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

At the time an arrangement is signed, no Extension Fee related revenues are recognized.

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

Upon entry into its program, AmericaTowne Inc. provides all program services including market analysis, and demand, export life cycle game plan and other program services. The Company is developing a US International Import Trade Center Platform located on Meishan Island, Ningbo China. The facility will house AmericaTowne's Platform in an 18,000 square foot display facility. The facility is designed to assist exporters in completing the exporting life cycle. The costs of doing business after the agreement is signed through the AmericaTowne Platform will be reflected in the costs incurred by the Company's subsidiary in China. Additionally the Company anticipates opening Trade Center Support Service Centers in the US as these Centers are opened costs will be reflected appropriately.

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

Yilaime is a contractor to the Company. In general terms, pursuant to the Export Funding and Support Services and Occupancy Services Agreement Yilaime identifies and recruits potential exporters and occupants for program entry; potential goods or services that potential exporters and occupants may be capable of supplying; possible suppliers; and potential Funding Sources. Yilaime is responsible for establishing its costs to conduct business, which the Company's management assumes includes the costs for both successful as well as unsuccessful entrants.

In management's opinion we see this success-oriented approach to services provided by Yilaime as a typical business practice. For example the Company in its Export Education initiative has an agreement with an institution whereby the Company is compensated for the number of participants it successfully refers and enrolls in an education program. The company is not compensated for unsuccessful entrants and thus bares the costs, if any it incurs for this action.

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

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	31-Mar	31-Dec
	2015	2014
Accounts receivable	$ 274,753	$ 155,500
Accounts receivable, net - related parties	4,408
Less: Allowance for doubtful accounts	(13,958)	(12,368)
Accounts receivable, net	$ 265,203	$ 143,132

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

The Company entered into a Service Provider Agreement with Yilaime Corporation, a Nevada corporation ("Yilaime") and related party to the Company, i.e. majority shareholder, on October 27, 2014 (the "Service Agreement") wherein certain "Export Funding and Support Services" and "Occupancy Services," as defined therein, are provided to the Company in consideration for a fee. In addition to these fees, Yilaime has to pay an Operations Fee to the Company for exclusive rights. Alton Perkins is the Chief Executive Officer of the Company and is the majority shareholder and controlling person of Yilaime. The Company recognizes and confirms the requirements in ACS 850-10-50-6 to disclose all related party transactions between the Company and Yilaime, and any other related party transactions and or relationships.

The services provided by Yilaime are "success-oriented." Yilaime normally charges for success-oriented activity, for example, a successful referral of a customer for the benefit of the Company. The costs Yilaime incurs for providing services to the Company may not include all of the costs incurred by Yilaime. Under the Service Agreement, Yilaime is not compensated for all potential exporters but only successful entrants in the AmericaTowne program. There may be an occasion where Yilaime incurs costs for potential entrants who do not enter the program and the Company is not charged for these fees.

For the three months ended March 31, 2015, $36,711 is booked as Cost of Revenues for services Yilaime provided for Export Funding and Support Services and Occupancy Services, and $50,000 is booked as revenue for Operations Fees.

As of March 31, 2015, the Company has a $4,188 net accounts receivable from Yilaime.

The Company also has an office lease agreement with Yilaime. The lease agreement is valid from July 1, 2014 to July 1, 2015 with monthly rent of $900.

On January 8, 2015, the Board of Directors for the Company authorized its Chairman of the Board to execute the Contribution Agreement between the Company and Yilaime. Pursuant to the terms of the Contribution Agreement, in consideration for the issuance of 750,000 shares of common stock in the Company to Yilaime of which Alton Perkins is majority shareholder and has controlling interests, Yilaime is contributing to the operations of the Company certain assets previously acquired by Yilaime through an agreement with the Ningbo Meishan Free Trade Port Zone Administrative Committee dated April 1, 2014 (the "Meishan Agreement"). More specifically, the Company, as assignee of Yilaime's rights under the Meishan Agreement, shall receive certain incentives, preferential policies and financial support from Meishan in consideration of the Company meeting specific exporting benchmarks mutually agreed upon by the parties following good faith negotiations.

NOTE 8. COMMITMENT

The Company has entered a business agreement to establish operations in Meishan Island, China. The company is committed to pay $25,000 starting on or before December 31, 2015 for the related start-up cost to the individual who is responsible for establishing operations in Meishan Island, China.

NOTE 9. SUBSEQUENT EVENTS

On October 8, 2014, the Company entered into the Stock Exchange Agreement with Yilaime Corporation of NC, a North Carolina corporation and related party ("Yilaime NC"). Pursuant to the terms of the Stock Exchange Agreement, in consideration for the issuance of 3,616,059 shares of common stock in the Company to Yilaime NC, Yilaime NC conveyed 10,848,178 shares of its restricted common stock to the Company. The intent of the parties in executing and performing under the Stock Exchange Agreement is to effectuate tax-free reorganization under Section 368 of the Internal Revenue Code of 1986. 3,616,059 shares have not been issued by March 31, 2015. As set forth in the Form S-1 filed on May 12, 2015, these 3,616,059 shares are to be issued fractionally to the individual shareholders in Yilaime NC (who in turn would tender their Yilaime NC shares back to Yilaime NC) pursuant to the resolution discussed below. As of March 31, 2015 these shares were not issued. These shares of common stock were issued on May 14, 2015.

On April 24, 2015, the Board Directors authorized Yilaime NC to transfer 1,791,942 fractional shares of common stock to sixty-nine (69) shareholders as part of a restructuring of Yilaime NC. The Board of Directors approved this fractional issuance as being in the best interests of the Company. The shares associated with this issuance remain restricted under Rule 144 or until such time the shares are registered on Form S-1. The Board of Directors further authorized Yilaime NC to transfer 1,824,107 shares of common stock of the Company to Yilaime as part of a restructuring agreement between Yilaime NC and Yilaime (99% of shares of common stock held by Yilaime in Yilaime NC were tendered back to Yilaime NC). As of March 31, 2015 these shares were not issued. These shares of common stock were issued on May 14, 2015.

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

Results of Operations for the Three Months Ended March 31, 2015

Our operating results for the three months ended March 31, 2015 are summarized as follows:

Three months ended March 31, 2015
Revenues	$216,136
Cost of Revenues	$36,711
Operating Expenses	$145,123

Net Income	$34,302

Revenues

During the first quarter of 2015, the Company had sales of $216,136. In 2015, the Company's sales consisted of $166,136 in primarily Export Service Agreements, and $50,000 in services to related parties for Operations Fees. The Cost of Revenue to related parties were $36,711. The $166,136 in revenue was from Service Fees charged to World Class International, Bett Partnership, and the Society Cooperative Transaction Agricoles for $55,000 each and $1,136 in deferred revenue. We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the second quarter of 2015.

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

Liquidity and Capital Resources

Working Capital

March 31, 2015
Current Assets	$277,838
Current Liabilities	$44,160
Working Capital	$233,678

Cash Flow

Three months ended March 31, 2015
Net cash provided by operating activities	$2,520
Cash used in investment activities	$6,932
Increase (Decrease) in cash	$(4,412)

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
Date: August 26, 2015