Form 10-K/A
period 2014-12-31
AMERICATOWNE Inc.
filed 2015-08-27
CIK 1606699

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

EXPLANATORY NOTE

AmericaTowne, Inc. (the "Company") files this Form 10-K/A in order to rectify its earlier restatement to present revenue on a net basis. The Company's Form 8-K, Item 4.02 filed on July 7, 2015 and Form 10-K/A filed on July 29, 2015 were filed with the intention to restate the financial statements to present revenue on a net basis. The above restatement is revoked after the Company's determination on its primary obligor role under the Exporter Service Agreements according to ASC-605-45-45.

There are further elaboration in this Form 10-K/A regarding the Company's revenue recognition associated with its three separate and distinct deliverables - (a) Service Fee Process, (b) Transaction Fee Process and (c) Extension Fee Process. In addition, this Form 10-K/A elaborates on the Company's accounts receivable process and allowance for doubtful accounts. The information in the Annual Report for 2014 on Form 10-K is amended to read in its entirety as set forth in this Amendment. The related disclosure controls and procedures matters, the information in the Annual Report for 2014 on Form 10-K and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since April 17, 2015, the date the Annual Report for 2014 was filed. Accordingly, the related disclosure controls and procedures matters, and all information disclosed in the Annual Report for 2014 and this Amendment are proper as of April 17, 2015. References made in this Amendment to "this Form 10-K" mean this Amendment on Form 10-K/A unless the context requires otherwise.

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

On August 28, 2014, the Company entered into an Exporter Services Agreement with Bamyline Services, LLC, a North Carolina limited liability company doing business in Wake Forest, North Carolina ("Bamyline"). A copy of the executed Exporter Services Agreement was attached as an exhibit by the Company on its September 23, 2014 Form 8-K. Under the terms of the Exporter Services Agreement, during the two-year term of the agreement, in consideration for a one-time service fee of $52,500 and a transaction fee of 5% paid to the Company, Bamyline is granted access to and benefits derived from the Company's proprietary AmericaTowne Platform, Sample and Test Market Program, and if applicable, Accepted Market Program (described below). The general scope of the Exporter Services Agreement is discussed in more detail, below, in subsection (A).

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

FN 1. See http://www.chinabusinessreview.com/senior-care-in-china-challenges-and-opportunities/; see also http://www.exim.gov/news/export-import-bank-report-congress-aggressive-unregulated-financing-foreign-competitors-costing;? https://docs.google.com/viewer?url=http%3A%2F%2Fwww.exim.gov%2Fsites%2Fdefault%2Ffiles%2Fnewsreleases%2FEx-Im-Bank-2013-Competitiveness-Report-to-Congress-Complete.pdf

Keys to Success

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

Financial Objectives

The Company seeks to achieve commercial success in its initial AmericaTowne location. The Company seeks to validate its work through the success of its products and services. The Company's first revenues of $244,034 realized and earned through December 31 2014, and a Letter of Interest from US Ex-Im Bank are an initial step towards this effort. The Company also seeks to develop a robust line of additional AmericaTowne products including licensing and franchising fees for additional project locations in the near future and to become financially sustainable.

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

Limited Operating History;The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in emerging markets. In order to increase sales and achieve profitability, the Company must, among other things, establish market acceptance and sell and support its services. The Company plans to increase significantly its expenditures on sales and marketing, technology and infrastructure, expand administrative resources to support the enlarged organization, maintain brand identity, broaden its customer support capabilities, and pursue strategic alliances. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company will achieve or sustain the substantial revenue growth needed in order to reach profitability.

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

We have not achieved profitable operations From incorporation to date, we have not achieved consistent profitable operations. Our present business strategy is to improve cash flow by adding to our existing product line and expanding our sales and marketing efforts, including the addition of in-house sales personnel. There can be no assurance that we will ever be able to achieve profitable operations or that we will not require additional financing to fulfill our business plan.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.0001 per share, (the "Common Stock"), of which, as of December 31, 2014, there are 18,577,565 issued and outstanding, and 5,000,000 shares of Preferred Stock, (the "Preferred Stock") par value $.0001 per share, of which none have been designated or issued. The following summarized the important provisions of the Company's capital stock.

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

On October 8, 2014, the Company entered into the Stock Exchange Agreement with Yilaime NC. Pursuant to the terms of the Stock Exchange Agreement, in consideration for the issuance of 3,616,059 shares of common stock in the Company to Yilaime NC, Yilaime NC conveyed 10,848,178 shares of its restricted common stock. The intent of the parties in executing and performing under the Stock Exchange Agreement is to effectuate tax-free reorganization under Section 368 of the Internal Revenue Code of 1986. As of December 31, 2014, the 3,616,059 shares of common stock have not been issued on the books of the Company.

On January 8, 2015, the Board of Directors for the Company authorized its Chairman of the Board to execute the Contribution Agreement between the Company and Yilaime. Pursuant to the terms of the Contribution Agreement, in consideration for the issuance of 750,000 shares of common stock in the Company to Yilaime, Yilaime is contributing to the operations of the Company certain assets previously acquired by Yilaime through an agreement with the Ningbo Meishan Free Trade Port Zone Administrative Committee dated April 1, 2014 (the "Meishan Agreement"). More specifically, the Company, as assignee of Yilaime's rights under the Meishan Agreement, shall receive certain incentives, preferential policies and financial support from Meishan in consideration of the Company meeting specific exporting benchmarks mutually agreed upon by the parties following good faith negotiations. The Meishan Agreement is attached as an exhibit to the Contribution Agreement, in addition to Meishan's approval of the contribution and assignment of assets to the Company and ratification of the Company's assumption of Yilaime's duties under the Meishan Agreement. As of December 31, 2014, the 750,000 shares of common stock have not been issued on the books of the Company

Issuer Purchases of Equity Securities

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

In fiscal year 2014 we achieved $244,034 in revenue. We can make no assurances that we will find commercial success in any of our products. We also rely upon the Service Agreement with Yilaime NC, attached hereto as an exhibit under Item 15(a)(3) 10.8, for revenues. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations within the previous third quarter of 2014.We intend on relying on Yilaime for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on Yilaime for support. If Yilaime at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

Results of Operations for the Period from Inception (April 22, 2014) to December 31, 2014

Our operating results are summarized as follows:

April 22 (inception)through
December 31, 2014
Revenues	$244,034
Cost of Revenues	$52,113
Gross Profit	191,921
Operating Expenses	$147,939
Provision for income taxes	$15,394
Net Income	28,588

Revenues

AmericaTowne was a development stage company in fiscal year 2014. During fiscal year 2014, the Company had sales of $244,034. Our sales consisted of $194,034 in primarily Export Service Agreements, and $50,000 in Services to related parties for Operation fees. The Cost of Revenues to related parties were $52,113. The $194,034 in revenue was from Services Fees charged to Bamyline Services $52,500, Nadia Emhirech $36,000, Janssen Farms $50,000, and World Empowerment Import and Export $55,000. Grandeur on Demand LLC, Land Mark Motors and were charged a total of $534.

Pursuant to the Company's Service Agreement with Yilaime, Yilaime paid the Company $50,000 for an "Operations Fee". The Operations Fee is the result of an agreement that Yilaime has with the Company to act as an exclusive representative for the Company. The Operations Fee is not related to the $52,113 in costs of revenues.

The related costs of revenues of $52,113 were costs associated with the Service Provider Agreement with Yilaime whereby services rendered and fees and commissions due for exporters were as follows: Bamyline Services $5,250; Nadia Emhirech $3,600; Janssen farms $5,000; World Empowerment $5,500.00; Yilaime follow-on support $32,710. The costs associated with Grandeur on Demand LLC ($19.00) and Landmark Motors ($34.00) were amortized over the life of the fifteen-year occupancy agreements.

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

Liquidity and Capital Resources

Working Capital

December 31, 2014
Current Assets	$160,179
Current Liabilities	$46,475
Working Capital	$113,704

Cash Flow

April 22 (inception) through
December 31, 2014
Net cash provided by operating activities	$16,403
Cash used in investment activities	$-
Cash used by financing activities	$-
Increase (Decrease) in cash	$16,403

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

Pursuant to ASC 605-25-25 and ASC 605-25-50, in considering the appropriate timing of revenue recognition as well as accounting units, we consider a market analysis, review of proposed goods and services, expectations for supply and demand in the market, how to conduct export business in China, information on financing, the export tax savings programs, and selecting and assigning a sister tax saving company, and International Trade Center services and other services provided after the agreement has been signed as the Service Fee deliverable and a separate accounting unit.

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

In addition to serving as Co-Chair of Yilaime Foreign Invested Partnership in China an entity focused on real estate development, he served as a Chief consultant to a major Chinese Chemical Company responsible for funding and technology transfer; he coordinated business with USA based auditors, DOW Chemical and USA Exim Bank. Mr. Perkins is subject to a Desist and Refrain Order dated March 21, 2008 issued by the State of California's Business, Transportation and Housing Agency, Department of Corporations. Mr. Perkins has been in compliance with the Order since issuance. The Order is not related in any manner with respect to the Company or its related parties. To the extent the Order was entered, there is no restriction on Mr. Perkins from engaging in an offering in the State of California provided he complies with the appropriate disclosures and laws.

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

The percentages below are calculated based on 18,577,565 shares of our common stock issued and outstanding as of December 31, 2014. Mr. Phuati and Mr. Perkins, or their respective designees or assignees, each retain an option to purchase up to 1,000,000 shares of common stock of the Company at any time prior to the conclusion of the first year of the Agreement, i.e. prior to 365 days after execution of the Agreement, at a price of $0.50 per share. Prior to issuing the shares under their respective options, Mr. Phuati and Mr. Perkins agree that any agreement between the Company and their respective entities or affiliates must be satisfied. We do not have any other outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner(1)	Amount and Nature of	Percent (%) of
	Beneficial Ownership	Common Stock
Named Executive Officers
Alton Perkins(2)	18,100,367(3)	97.43%

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

(2)   Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary.

(3)   Mr. Perkins is the majority shareholder of Yilaime. Mr. Perkins is also the Trustee of the Alton & Xiang Mei Lin Perkins Family Trust. These two entities are the holders of the majority of issued and outstanding shares of common stock in the Company.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

Public Accounting Firm are filed as part of this Annual Report:

15(a)(3). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation		10-12G		31.1	5/8/2014
3.2	By-Laws		10-12G		3.2	5/8/2014
3.3	Specimen Stock Certificate		10-12G		4.1	5/8/2014
10.1	Share Purchase Agreement dated June 18, 2014		8-K		10.1	6/26/2014
10.2	Contribution Agreement		8-K		10.4	8/13/2014
10.3	Letter of Interest from Exim Bank		8-K		10.5	9/23/2014
10.4	Licensing Lease and Use Agreement dated August 29, 2014 (Landmark)		8-K		10.4	9/23/2014
10.5	Licensing Lease and Use Agreement dated August 28, 2014 (Granduer)		8-K		10.3	9/23/2014
10.6	Exporters Services Agreement dated August 28,2014 (Baymline)		8-K		10.2	9/23/2014
10.7	Stock Exchange Agreement October 13, 2014 (Yilaime NC)		8-K		10.1	10/10/2014
10.8	Service Agreement dated October 27, 2914 (Yilaime)		8-K		10.1	10/28/2014
10.9	Exporters Services Agreement dated October 28,2014 (Nadia)		8-K		10.1	10/30/2014
10.10	Exporters Services Agreement dated October 28,2014 (Janssen's)		8-K		10.2	10/30/2014
10.11	Exporters Services Agreement dated November 6, 2014 (World Empowerment LLC)		8-K		10.9	11/13/2014
10.12	Employment Agreement November 25, 2014 (Perkins)	X	8-K			11/26/2014
10.13	Employment Agreement November 25, 2014 (Phuati)	X	8-K			11/26/2014
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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
Dated: August 24, 2015

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

/s/Yichien Yeh, CPA
Yichien Yeh, CPA
Oakland Gardens, New York
August 24, 2015

AMERICATOWNE Inc.
(A Development Stage Company)
Balance Sheet

ASSETS	December 31, 2014
Current Assets
Cash and cash equivalents	16,403
Accounts receivable, net	143,132
Prepayment-current	644
Total Current Assets	160,179
Prepayment-non current	8,808
Goodwill	40,331
Total Assets	$ 209,318

LIABITLITES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 26,539
Deferred revenues-current	4,542
Income tax payable	15,394
Total Current Liabilities	46,475
Deferred revenues-non current	63,062
Total Liabilities	109,537

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-
Common stock, $0.0001 par value; 1000,000,000 shares authorized,
18,577,565 shares issued and outstanding	1,858
Additional paid-in capital	1,432,533
Deferred compensation	(1,363,198)
Retained Earnings	28,588
Shareholders' Equity	99,781
Total Liabilities and Shareholders' Equity	$ 209,318

See Notes to Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Statement of Operations

April 22 (inception) through 31-Dec-14

Revenues
Sales	$ 194,034
Service-related parties	50,000
244,034
Cost of Revenues-Related Parties	52,113
Gross Profit	191,921

Operating Expenses
General Administrative	82,626
Professional fees	65,313
Total operating expenses	147,939
Income from operations	43,982
Provision for income taxes	15,394
Net Income	$ 28,588
Net Loss per share - basic and diluted	$ 0.002
Weighted average shares outstanding - basic and diluted	12,299,405

See Notes to Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
April 22, 2014 (Inception) through December 31, 2014

	Preferred Stock		Common Stock		Additional	Retained	Deferred	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Compensation	Stockholders Equity

Shares issues for services	-	$ -	10,000,000	$1,000	$2,119	$ -	$ -	$3,119

Shares issued for assets	-	-	3,000,000	300	(300)	-	-	0

Application of push-down accounting	-	-	0	0	36,881	-	-	36,881

Shares issued for compensation	-	-	5,577,565	558	1,393,833	-	(1,363,198.00)	31,193

Net income for the period	-	-	0	0	-	28,588.23	-	28,588

Balance, December 31, 2014	-	$ -	18,577,565	$1,858	$1,432,533	$28,588.23	-$1,363,198.00	$99,781

See Notes to Financial Statements

AMERICATOWNE Inc.
(A Development Stage Company)
Statement of Cash Flows

April 22 (inception)
through December 31, 2014

Operating Activities:
Net income	$28,588
Adjustments to reconcile income to net cash provided by
Shares issued for services	3,119
Shares issued for compensation	31,193
Push-down accounting application	(3,450)
Bad debt provision	12,368
Changes in operating assets and liabilities:
Accounts receivable, net	(155,500)
Prepayment	-9,452
Accounts payable and accrued expenses	26,539
Deferred revenues	67,604
Income tax payable	15,394
Net cash provided by operating activities	16,403

Increase in cash and cash equivalents	16,403
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$16,403
Supplemental disclosure of cash flow information
Interest paid	$ -
Income taxes paid	$ -

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

Pursuant to ASC 605-25-25 and ASC 605-25-50, in considering the appropriate timing of revenue recognition as well as accounting units, we consider a market analysis, review of proposed goods and services, expectations for supply and demand in the market, how to conduct export business in China, information on financing, the export tax savings programs, and selecting and assigning a sister tax saving company, and International Trade Center services and other services provided after the agreement has been signed as the Service Fee deliverable and a separate accounting unit.

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

Sales returns and allowances was $0 as of December 31, 2014.

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

NOTE 4. ACCOUNT REECEIVABLES

The nature of the net accounts receivable for December 31, 2014 in the amount of $143,132 are for Export Service Agreements with the following exporter receivable balances: (a) Bamyline Services in the amount of $40,000, (b) Nadia Emhirech in the amount of $31,500, (c) Janssen Farms Inc. in the amount of $40,000, and (d) World Empowerment Import and Export in the amount of $44,000. The Company's allowance for bad debt is $12,368, which provides a net receivable balance of $143,132.

Accounts' receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

Accounts receivable consist of the following:

December 31
2014
Accounts receivable	$ 155,500
Less: Allowance for doubtful accounts	(12,368)
Accounts receivable, net	$ 143,132

Bad debt expense was $12,368 for the fiscal year ended December 31, 2014

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

NOTE 7. RELATED PARTIES TRANSACTIONS

The Company entered into a Service Provider Agreement with Yilaime Corporation, a Nevada corporation ("Yilaime") (1) and related party to the Company, i.e. majority shareholder, on October 27, 2014 (the "Service Agreement") wherein certain "Export Funding and Support Services" and "Occupancy Services," as defined therein, are provided to the Company in consideration for a fee. In addition to these fees, Yilaime has to pay an Operations Fee to the Company for exclusive rights. Alton Perkins is the Chief Executive Officer of the Company and is the majority shareholder and controlling person of Yilaime. The Company recognizes and confirms the requirements in ACS 850-10-50-6 to disclose all related party transactions between the Company and Yilaime, and any other related party transactions and or relationships.

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

For the period from April 22 (inception) through December 31, 2014, $52,113 is booked as Cost of Revenues for services Yilaime provided and $50,000 is booked as Service Revenue for Operations Fee the Company received from Yilaime. As of December 31, 2014, Yilaime's accounts receivable balance was $0.

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

(1)   Yilaime Corporation is not to be confused with Yilaime Corporation in North Carolina. However, with each corporation, Alton Perkins is a control person.