Form 10-K/A
period 2014-12-31
AMERICATOWNE Inc.
filed 2015-08-27
CIK 1606699

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

Public Accounting Firm are filed as part of this Annual Report:

15(a)(3). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation		10-12G		31.1	5/8/2014
3.2	By-Laws		10-12G		3.2	5/8/2014
3.3	Specimen Stock Certificate		10-12G		4.1	5/8/2014
10.1	Share Purchase Agreement dated June 18, 2014		8-K		10.1	6/26/2014
10.2	Contribution Agreement		8-K		10.4	8/13/2014
10.3	Letter of Interest from Exim Bank		8-K		10.5	9/23/2014
10.4	Licensing Lease and Use Agreement dated August 29, 2014 (Landmark)		8-K		10.4	9/23/2014
10.5	Licensing Lease and Use Agreement dated August 28, 2014 (Granduer)		8-K		10.3	9/23/2014
10.6	Exporters Services Agreement dated August 28,2014 (Baymline)		8-K		10.2	9/23/2014
10.7	Stock Exchange Agreement October 13, 2014 (Yilaime NC)		8-K		10.1	10/10/2014
10.8	Service Agreement dated October 27, 2914 (Yilaime)		8-K		10.1	10/28/2014
10.9	Exporters Services Agreement dated October 28,2014 (Nadia)		8-K		10.1	10/30/2014
10.10	Exporters Services Agreement dated October 28,2014 (Janssen's)		8-K		10.2	10/30/2014
10.11	Exporters Services Agreement dated November 6, 2014 (World Empowerment LLC)		8-K		10.9	11/13/2014
10.12	Employment Agreement November 25, 2014 (Perkins)	X	8-K			11/26/2014
10.13	Employment Agreement November 25, 2014 (Phuati)	X	8-K			11/26/2014
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.3	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.4	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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