Form 10-K/A
period 2014-12-31
AMERICATOWNE Inc.
filed 2015-09-23
CIK 1606699

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

EXPLANATORY NOTE

AmericaTowne, Inc. (the "Company") files this Form 10-K/A in order to clarify its earlier restatement to present revenue on a net basis. The Company's Form 8-K, Item 4.02 filed on July 7 9, 2015 and Form 10-K/A filed on July 29, 2015 were filed with the intention to restate the financial statements to present revenue on a net basis. The above restatement is revoked on the basis that the Company has determined that it is a primary obligor under the Exporter Service Agreements according to ASC-605-45-45. The Company is restating its financials to account for revenue being recognized on a gross basis.

There is further elaboration in this Form 10-K/A regarding the Company's revenue recognition associated with its three separate and distinct deliverables - (a) Service Fee Process, (b) Transaction Fee Process and (c) Extension Fee Process. In addition, this Form 10-K/A elaborates on the Company's accounts receivable process and allowance for doubtful accounts. Additionally, the section titled "Related Party Transactions" was updated to reflect Yilaime Corporation, a Nevada corporation, as a "Control Party." The information in the Annual Report for 2014 on Form 10-K is amended to read in its entirety as set forth in this Amendment. The related disclosure controls and procedures matters, the information in the Annual Report for 2014 on Form 10-K and this Amendment has been updated or otherwise changed to reflect events, conditions or other developments that have occurred or existed since April 17, 2015, the date the Annual Report for 2014 was filed through September 9, 2015. Accordingly, the related disclosure controls and procedures matters, and all information disclosed in the Annual Report for 2014 and this Amendment are proper as of April 17, 2015. References made in this Amendment to "this Form 10-K" mean this Amendment on Form 10-K/A unless the context requires otherwise.

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

Limited Operating History;:The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in emerging markets. In order to increase sales and achieve profitability, the Company must, among other things, establish market acceptance and sell and support its services. The Company plans to increase significantly its expenditures on sales and marketing, technology and infrastructure, expand administrative resources to support the enlarged organization, maintain brand identity, broaden its customer support capabilities, and pursue strategic alliances. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company will achieve or sustain the substantial revenue growth needed in order to reach profitability.

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

Revenue Recognition

The Company recognizes revenue at the date of delivery to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

The Company's Revenue Recognition policy is provided in detail at Note 2, page F11 of the Financial Statements.

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

Biographical Information for Alton Perkins, Age 62, Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Perkins currently serves as President, Chief Executive Officer and Chairman of the Board of Directors of Yilaime and Yilaime's related entity doing business in North Carolina. Mr. Perkins is a former decorated Air Force Officer and Missile Launch Officer with 22 years of military service who graduated from the University of Southern Illinois with a B.S. in Business Administration and a M.B.A. from the University of North Dakota. From 1988 through 1997 he held CEO positions with start-up companies in the Jet Fuels, Defense Contracting, construction, business consulting and development, and real estate industries. From 1997 through 2009, Mr. Perkins served as the CEO and Chief Technology Officer for internet, childcare operations, media, and realty development companies. From 2009 to present, Mr. Perkins has served as Chairman of Yilaime and its related entity. Mr. Perkins has expertise in conducting business in China. Living and working in China studying Chinese consumer habits, working with Chinese entrepreneurs and government agencies, he developed the AmericaTowne and AmericaStreet concept.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

Public Accounting Firm are filed as part of this Annual Report:

15(a)(3). Financial Statement Schedules.

None.

Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit
3.1	Certificate of Incorporation		10-12G		31.1	5/8/2014
3.2	By-Laws		10-12G		3.2	5/8/2014
3.3	Specimen Stock Certificate		10-12G		4.1	5/8/2014
10.1	Share Purchase Agreement dated June 18, 2014		8-K		10.1	6/26/2014
10.2	Contribution Agreement		8-K		10.4	8/13/2014
10.3	Letter of Interest from Exim Bank		8-K		10.5	9/23/2014
10.4	Licensing Lease and Use Agreement dated August 29, 2014 (Landmark)		8-K		10.4	9/23/2014
10.5	Licensing Lease and Use Agreement dated August 28, 2014 (Granduer)		8-K		10.3	9/23/2014
10.6	Exporters Services Agreement dated August 28,2014 (Baymline)		8-K		10.2	9/23/2014
10.7	Stock Exchange Agreement October 13, 2014 (Yilaime NC)		8-K		10.1	10/10/2014
10.8	Service Agreement dated October 27, 2914 (Yilaime)		8-K		10.1	10/28/2014
10.9	Exporters Services Agreement dated October 28,2014 (Nadia)		8-K		10.1	10/30/2014
10.10	Exporters Services Agreement dated October 28,2014 (Janssen's)		8-K		10.2	10/30/2014
10.11	Exporters Services Agreement dated November 6, 2014 (World Empowerment LLC)		8-K		10.9	11/13/2014
10.12	Employment Agreement November 25, 2014 (Perkins)	X	8-K			11/26/2014
10.13	Employment Agreement November 25, 2014 (Phuati)	X	8-K			11/26/2014
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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
Dated: September 9, 2015

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
September 9, 2015

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

April 22 (inception) through 31-Dec-14 (Restated)

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

On September 9, 2015, the Company reported that it had reached a determination to restate its previously filed financial statements for the period from April 22 (inception) through December 31, 2014. The restatement had no effect on net income for the period from April 22 (inception) through December 31, 2014. The restatement relates to recognize service fee revenue on a gross basis in accordance with ASC 605-45-45.

The Company initially restated its revenue recognition from gross to net. Upon reviewing the Company's revenue recognition policy and nature of its relationship between Yilaime and the Company, the Company revoked its net revenue recognition on the basis that the Company has determined that it is a primary obligor under the Exporter Service Agreements according to ASC-605-45-45. The Company is restating its financials to account for revenue being recognized on a gross basis.

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Revenues	$191,921	+$52,113	$244,034
Cost of Revenues	0	(52,113)	(52,113)

Gross Profit			$191,921

The Company also updated its policy on Revenue Recognition and its note on Related Party Transactions to reflect a controlling relationship in the Company.

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

Revenue Recognition

The Company's revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, collectability is reasonably assured, and there are no significant subsequent obligations for the Company to assume.

Prior to an agreement, the Company assesses whether collectability from the potential customer is reasonably assured. The Company reviews the customer's financial condition, which is an indicator of both its ability to pay, and, in turn, whether or not revenue is realizable.

The ability to pay is an important criterion for entrance into an agreement with the customer. If management believes that the potential customer does not have the ability to pay, normally an agreement is not entered into with the customer.

If, at the outset an arrangement is entered into and the Company determines that the collectability of the revenue amount from the customer is questionable, management would not recognize revenue until it receives the amount due or conditions change so that collectability is reasonably assured. If collectability is reasonably assured at the outset of an arrangement, but subsequent changes in facts and circumstances indicate collection from the customer is no longer probable, the amount is recorded as bad debt expense.

There are two primary customer agreements currently offered to the Company's customers - (a) Licensing, Lease and Use Agreement ("Licensing Agreement"), and (b) Exporter Services Agreement ("Exporter Agreement").

(a) Licensing, Lease and Use Agreement

For the License, Lease and Use Agreement, the Company reflects revenue recognition over the course of the term.

(b) Exporter Services Agreement.

For services provided in the Exporter Service Agreement, the Company has two primary types of services called the Service Fee and Transaction Fee. Additionally, under certain circumstances, the Company may charge an Extension Fee. The customer under the Exporter Services Agreement is defined in this section as the "Exporter."

The Service Fee

Upon signing the Exporters Agreement, the Exporter is provided with services consisting of eight related components including: 1) market analysis; 2) review of proposed goods and services; 3) expectations for supply and demand in the market; 4) conducting export business in China; 5) information on financing; 6) information on the export tax savings programs; 7) international trade center assistance; and 8) selecting and assigning a tax saving company. All eight components of the Service Fee are delivered as one deliverable upon the signing or shortly thereafter of the Exporter Service Agreement with the exporter. The Company completes the earnings process upon the signing the Exporter Service Agreement since the one service fee deliverable has been delivered and we have no further obligations. Revenue is not recognized until the completion of these eight components and the Company has no further obligations.

The Transaction Fee

During this process, the Exporter's goods and services are tested in the market, buyers or identified, deals or negotiated and the exporter products and services are delivered, and payment is made. The Transaction Fee is normally a percentage of each transaction.

The Transaction Fee process includes the Exporter's participation in three programs: 1) the Sample and Test Market Program; 2) Market Acceptance Program; and 3) Export Delivery Action. In the Sample and Test Market Program, an Exporter's products and services are tested in the market; sources of goods and services are confirmed; price indications are confirmed; and an Exporter and buyer match occurs. In the Market Acceptance Program, the export deal is identified and negotiated. Finally, in the Export Delivery Action, the goods are shipped and delivered and payment is made. The Company does not recognize revenue until completion of these three programs and the Company has no further obligations.

Throughout the life of the Exporter Agreement, the Company expects Exporters to complete multiple transactions. Each transaction is a separate and independent process.

The Extension Fee

The Extension Fee is an independent accounting unit. The Extension Fee is a fee charged to those Exporters who in rare cases for whatever reason fail to avail themselves of the Transaction Process. The Exporter has one-year to participate in the Sample and Test Market Program. Afterwards, provided no transaction has occurred and the Exporter agrees to pay a fee equal to 25% of the original Service fee within thirty (30) days (the "Extension Fee"), the Exporter may continue the Transaction Process. If the Extension Fee is not paid, the Exporter's participation and membership in the Sample and Test Program terminates. In the event of termination, the balance of any prior fees is still due and payable.

Provided that the Exporter agrees to pay the Extension Fee and continues with the Transaction Process, at the end of the Transaction Process and the last Transaction Fee deliverable is made, the Transaction Fee Process is completed. Upon completion, the Company has no further obligations, revenue is recognized, and the Exporter is invoiced for both the Extension Fee and the Transaction Fee.

After the Exporter pays the Extension Fee, if no transaction has occurred for sixty (60) calendars days, the Company is exempt from any obligation to provide further Transaction Process services and it recognizes revenue of the Extension Fee.

The Company recognizes revenue on a gross basis.

We have gross presentation for services provided by Yilaime, a contractor to the Company prior to the consummation of an arrangement.

In accordance with ASC605-45-45, the gross basis to recognize revenue applies since the Company is the primary obligor in the arrangement.

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

NOTE 4. ACCOUNT RECEIVABLES

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

NOTE 7. RELATED PARTIES TRANSACTIONS

Yilaime Corporation, a Nevada corporation ("Yilaime") and Yilaime Corporation of NC ("Yilaime NC") are related parties to the Company. Yilaime Corporation owns more than 50% of AmericaTowne's common stock and as such has a controlling relationship with AmericaTowne. Alton Perkins is the majority shareholder and controlling principal of Yilaime, Yilaime NC and the Company. Mr. Perkins directs all major activities and operating policies of each entity. The common control may result in operating results or a financial position significantly different from that, which would have been obtained if the enterprises were autonomous.

On October 8, 2014, the Company entered into the Stock Exchange Agreement with Yilaime NC. Pursuant to the terms of the Stock Exchange Agreement, in consideration for the issuance of 3,616,059 shares of common stock in the Company to Yilaime NC, Yilaime NC conveyed 10,848,178 shares of its restricted common stock to the Company. The intent of the parties in executing and performing under the Stock Exchange Agreement is to effectuate tax-free reorganization under Section 368 of the Internal Revenue Code of 1986. The Company issued the 3,616,059 shares of common stock to Yilaime NC on May 14, 2015. As result of receiving 10,848,178 shares of issued and outstanding common stock in Yilaime (4.5% of issued and outstanding), the Company record $3,860 investment in use of Cost Method.

Pursuant to a Board of Directors resolution prior to the issuance of these shares, the Company has authorized Yilaime NC to transfer 1,791,942 of these shares to sixty-nine (69) of its shareholders as part of a restructuring of Yilaime NC. The shares associated with this issuance remain restricted under Rule 144 or until such time the shares are registered on Form S-1. The Board of Directors further authorized Yilaime NC to transfer 1,824,107 shares of common stock of the Company to Yilaime as part of a restructuring agreement between Yilaime NC and Yilaime (99% of shares of common stock held by Yilaime in Yilaime NC were tendered back to Yilaime NC).

The Company entered into a Service Provider Agreement with Yilaime on October 27, 2014 (the "Service Agreement") wherein certain "Export Funding and Support Services" and "Occupancy Services," as defined therein, are provided to the Company in consideration for a fee. In addition to these fees, Yilaime has to pay an Operations Fee to the Company for exclusive rights. Mr. Perkins is the Chief Executive Officer of the Company and is the majority shareholder and controlling person of Yilaime. The Company recognizes and confirms the requirements in ACS 850-10-50-6 to disclose all related party transactions between the Company and Yilaime, and any other related party transactions and or relationships.

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