Form 10-Q/A
period 2015-03-31
AMERICATOWNE Inc.
filed 2015-09-23
CIK 1606699

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

EXPLANATORY NOTE

AmericaTowne, Inc. (the "Company") files this Form 10-Q/A in order to rectify its earlier restatement to present revenue on a net basis. The Company's Form 8-K, Item 4.02 filed on July 9, 2015 and Form 10-Q/A filed on August 10, 2015 were filed with the intention to restate the financial statements to present revenue on a net basis. The above restatement is revoked on the basis that the Company has determined that it is a primary obligor role under the Exporter Service Agreements according to ASC-605-45-45. The Company is restating its financials to account for revenue being recognized on a gross basis.

There is further elaboration in this Form 10-Q/A regarding the Company's revenue recognition associated with its three separate and distinct deliverables - (a) Service Fee Process, (b) Transaction Fee Process and (c) Extension Fee Process. In addition, this Form 10-Q/A elaborate on the Company's accounts receivable process and allowance for doubtful accounts. Additionally, related party control relationships are also disclosed. The information in the First Quarter Report for 2015 on Form 10-Q is amended to read in its entirety as set forth in this Amendment. The related disclosure controls and procedures matters, the information in the First Quarter Report for 2015 on Form 10-Q and this Amendment have been updated or otherwise changed to reflect events, conditions or other developments that have occurred or existed since May 15, 2015, the date the First Quarter Report for 2015 was filed through September 9, 2015. Accordingly, the related disclosure controls and procedures matters, and all information disclosed in the First Quarter Report for 2015 and this Amendment are updated herein and are proper as of May 15, 2015. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

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

See Notes to Financial Statements.

AMERICATOWNE Inc.
Statement of Operations
(Unaudited)
(Restated)

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

See Notes to Financial Statements

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

On September 8, 2015, the Company reported that it had reached a determination to restate its previously filed financial statements for the three months ended March 31, 2015.

The Company initially restated its revenue recognition from gross to net. Upon reviewing the Company's revenue recognition policy and nature of its relationship between the Company and Yilaime Corporation, a Nevada corporation and "Control Party" to the Company, the Company revoked its net revenue recognition on the basis that the Company has determined that it is a primary obligor under the Exporter Service Agreements according to ASC-605-45-45. The Company is restating its financials to account for revenue being recognized on a gross basis.

The restatement had no effect on net income for the three months ended March 31, 2015. The restatement relates to recognize service fee revenue on a gross basis in accordance with ASC 250-10-50-7. The following summarizes the effects of restatement:

For the Three Months Ended March 31, 2015
	Previously Reported	Adjustment	Restated
Revenues	$179,425	+$36,711	216,136
Cost of Revenues	0	(36,711)	(36,711)
Gross Profit			$179,425

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

Yilaime Corporation, a Nevada corporation ("Yilaime") and Yilaime Corporation of NC ("Yilaime NC") are related parties to the Company. Yilaime owns more than 50% of AmericaTowne's common stock and as such has a controlling relationship with AmericaTowne. Alton Perkins is the majority shareholder and controlling principal of Yilaime, Yilaime NC and the Company. Mr. Perkins directs all major activities and operating policies of each entity. The common control may result in operating results or a financial position significantly different from that, which would have been obtained if the enterprises were autonomous.

The Company entered into a Service Provider Agreement with Yilaime and related party to the Company, i.e. majority shareholder, on October 27, 2014 (the "Service Agreement") wherein certain "Export Funding and Support Services" and "Occupancy Services," as defined therein, are provided to the Company in consideration for a fee. In addition to these fees, Yilaime has to pay an Operations Fee to the Company for exclusive rights. The Company recognizes and confirms the requirements in ACS 850-10-50-6 to disclose all related party transactions between the Company and Yilaime, and any other related party transactions and or relationships.

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

On April 24, 2015, the Board Directors authorized Yilaime NC to transfer 1,791,942 shares of its common stock to sixty-nine (69) shareholders as part of a restructuring of Yilaime NC. The Board of Directors approved this issuance as being in the best interests of the Company. The shares associated with this issuance remain restricted under Rule 144 or until such time the shares are registered on Form S-1. The Board of Directors further authorized Yilaime NC to transfer 1,824,107 shares of common stock of the Company to Yilaime as part of a restructuring agreement between Yilaime NC and Yilaime (99% of shares of common stock held by Yilaime in Yilaime NC were tendered back to Yilaime NC). As of March 31, 2015 these shares were not issued. These shares of common stock were issued on May 14, 2015.

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
Date: September 9, 2015