Form 10-Q/A
period 2015-06-30
AMERICATOWNE Inc.
filed 2015-09-23
CIK 1606699

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

EXPLANATORY NOTE

AmericaTowne, Inc. (the "Company") files this Form 10-Q/A in order to update the Company's revenue recognition associated with its three separate and distinct deliverables - (a) Service Fee Process, (b) Transaction Fee Process and (c) Extension Fee Process. In addition, this Form 10-Q/A elaborates on the Company's related party control relationships and list related party transactions. The information in the Second Quarter Report for 2015 on Form 10-Q is amended to read in its entirety as set forth in this Amendment. The related disclosure controls and procedures matters, the information in the Second Quarter Report for 2015 on Form 10-Q and this Amendment have been updated or otherwise changed to reflect events, conditions or other developments that have occurred or existed since August 21, 2015, the date the Second Quarter Report for 2015 was filed through September 9, 2015. Accordingly, the related disclosure controls and procedures matters, and all information disclosed in the Second Quarter Report for 2015 and this Amendment are updated herein and are proper as of August 21, 2015. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

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

On September 8, 2015, the Company reported that it had reached a determination to update its previously filed financial statements for the three months ended June 30, 2015 in order to update the Company's revenue recognition associated with its three separate and distinct deliverables - (a) Service Fee Process, (b) Transaction Fee Process and (c) Extension Fee Process. Further pursuant to ASC 850-10-50-6 the Company lists and provides details for all material Related Party transactions so that readers of the financial statements can better assess and predict the possible impact on performance.

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

Sales returns and allowances was $0 as of June 30, 2015.

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

Yilaime Corporation, a Nevada corporation ("Yilaime") and Yilaime Corporation of NC ("Yilaime NC") are related parties to the Company. Yilaime is a "Control Party" to AmericaTowne because it has title to greater than 50% of the issued and outstanding shares of common stock in the Company. Alton Perkins is the majority shareholder and controlling principal of Yilaime, Yilaime NC and the Company. Mr. Perkins directs all major activities and operating policies of each entity. The common control may result in operating results or a financial position significantly different from that, which would have been obtained if the enterprises were autonomous. Further, pursuant to ASC 850-10-50-6 the Company lists and provides details for all material Related Party transactions so that readers of the financial statements can better assess and predict the possible impact on performance.

Nature of Related Parties' Relationship

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

The Company also leases office space from Yilaime NC for $900/month.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for six months ending June 30, 2015:

Operating Statement Related Party Transactions (for the six months ended June 30, 2015)

(a) $100,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $65,873 in expenses under costs of revenues paid to Yilaime for services pursuant to the Service Agreement;

(c) $5,400 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; and

(d) $187,158 for general and administrative operating expenses recorded as stock compensation for Mr. Perkins and Mr. Phuati pursuant to their respective employment agreements.

Balance Sheet Related Party Transactions (on June 30, 2015)

(a) $16,393 net account receivables Yilaime owes to the Company;

(b) $3,860 investment under assets associated with the Stock Exchange Agreement; and

(c) $1,176,040 as deferred compensation pursuant to Mr. Perkins' and Mr. Phuati's respective employment agreements.

Other Related Party Transactions

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is an actual or threatened party or as to which any of its property is subject.

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