Form 10-Q
period 2015-09-30
AMERICATOWNE Inc.
filed 2015-11-09
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
Commission file number: 000-55206

AMERICATOWNE Inc. (Exact name of registrant as specified in its charter)
Delaware	46-5488722
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4700 Homewood Court Suite 100 Raleigh, NC	27609
(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2015, the issuer had 22,943,624 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICATOWNE Inc. Financial Statements (Unaudited)
Contents

See Notes to Financial Statements.

AMERICATOWNE Inc.
Balance Sheets

	September 30, 2015 (unaudited)	December 31 2014
ASSETS
Current Assets
Cash and cash equivalents	$43,278	$16,403
Accounts receivable, net	704,475	143,132
Accounts receivable, net - related parties	53,025
Pre Payment-Current	644	644
Total Current Assets	$801,422	$160,179

Prepayment-non current	8,323	8,808
Property, plant and equipment, net	15,239	-
Goodwill	40,331	40,331
Investments	3,860	-
TOTAL ASSETS	$869,175	$209,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$29,419	$26,539
Deferred revenues-current	4,542	4,542
Income tax payable	109,048	15,394
Total Current Liabilities	143,009	46,475
Deferred Revenues Non-Current	59,656	63,062
Total Liabilities	202,665	109,537

Commitments & Contingencies
Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized,
22,943,624 and 18,577,565 shares issued and outstanding	2,294	1,858
Additional paid-in capital	1,435,956	1,432,533
Deferred compensation	(1,082,461)	(1,363,198)
Retained Earnings	310,721	28,588
Shareholders' Equity	666,510	99,781
Total Liabilities and Shareholders' Equity	$869,175	$209,318

See Notes to Financial Statements.

AMERICATOWNE Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30
	2015	2014	2015	2014
Revenues
Sales	$311,135	$52,722	$768,406	$52,722
Services-related parties	50,000	25,000	150,000	25,000
	361,135	77,722	918,406	77,722
Cost of Revenues-Related Parties	31,162	5,303	97,035	5,303
Gross Profit	329,973	72,419	821,371	72,419

Operating Expenses
General and administrative	115,782	10,224	366,450	13,674
Professional fees	35,965	21,390	78,482	21,390
Total operating expenses	151,747	31,614	444,932	35,064
Income from operations	178,226	40,805	376,439	37,355

Other Expenses
Finance expenses	361	0	652	0

Income before income taxes	177,865	40,805	375,787	37,355
Provision for income taxes	19,642	0	93,654
Net Income	158,223	40,805	282,133	37,355

Earnings per share - basic and diluted	$0.01	$0.00	$0.01	$0.00
Weighted average shares outstanding- basic and diluted	22,943,624	11,663,043	21,108,269	10,950,311

See Notes to Financial Statements.

AMERICATOWNE Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Operating Activities:
Net income	$ 282,133	37,355
Adjustments to reconcile net income to net cash provided by operations
Stock compensation	280,737	-
Depreciation	1,078	-
Bad debt provision	29,811	-
Changes in operating assets and liabilities:
Accounts receivable, net	(644,179)	(48,000)
Prepayment	485	(9,614)
Accounts payable and accrued expenses	2,879	1,000
Deferred revenues	(3,406)	39,778
Income tax payable	93,654	-
Net cash provided by operating activities	43,192	20,519

Investing Activities:
Purchase of fixed assets	(16,317)	-
Net cash used in Investing activities	(16,317)	-

Financing Activities:
Proceeds from issuance of common stock	-	3,119
Net cash provided by financing activities	-	3,119

Increase in cash and cash equivalents	26,875	23,638
Cash and cash equivalents at beginning of period	16,403	-
Cash and cash equivalents at end of period	$ 43,278	$ 23,638

Supplemental disclosure of cash flow information
Interest paid	$ 638	$ -
Income taxes paid	$ 0	$ -

See Notes to Financial Statements.

AMERICATOWNE Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014. The Company exited shell status on March 3, 2015. The Company is engaged in exporting and consulting in the exporting of American made goods, products and services to China and Africa through strategic relationships in China and in the United States, which is referred to internally by the Company as the "AmericaTowne Platform". The Company's forward-looking vision is to create a physical location called AmericaTowne in China that incorporates business selling the "American experience" in housing, retail, senior care and entertainment. The Company's Registration Statement on Form S-1/A went effective on November 6, 2015.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2015, and the results of its operations and cash flows for the three months ended September 30, 2015. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Investments

Investments primarily include cost method investments. On September 30, 2015, the carrying amount of investments is $3,860. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of September 30, 2015.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On September 30, 2015 and December 31, 2014, there are no deferred tax assets and liabilities. The Company accrued $93,654 income tax for the nine months ended September 30, 2015. The Company had tax liability of $109,048 and $15,394 on September 30, 2015 and December 31, 2014, respectively.

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

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On September 30, 2015, all assets and liabilities are located in the United States where the income and expense has been incurred for the nine months ended September 30, 2015.

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

Sales returns and allowances was $0 as of September 30, 2015.

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

We have had no goodwill impairment charges for the nine months ended September 30, 2015 and 2014, the estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	30-Sep	31-Dec
	2015	2014
Accounts receivable	$736,877	$ 155,500
Accounts receivable- related parties	58,071
Less: Allowance for doubtful accounts	(37,448)	(12,368)
Accounts receivable, net	$757,500	$ 143,132

Bad debt expense was $29,811 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Allowance for bad debt policy

Our bad debt policy is determined by the Company's periodic review of each account receivable for reasonable assurance of collection. Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable are reasonable assured of collection. Based upon our review if required we adjust the allowance for bad debt. As of September 30, 2015, based upon our limited history, we set what we considered a rate for allowance for bad debt of 5% of receivables with the understanding and intention of reviewing accounts and adjusting allowance for bad debts as we progress.

NOTE 4. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2015:

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

For the nine months ended September 30, 2015, $280,737 of the above stock compensation was charged to operating expenses and $1,082,461 was recorded as deferred compensation on September 30, 2015.

NOTE 6. RELATED PARTY TRANSACTIONS

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

Pursuant to a Board of Directors resolution prior to the issuance of these shares, the Company has authorized Yilaime NC to transfer 1,791,942 of these shares to sixty-nine (69) of its shareholders as part of a restructuring of Yilaime NC. The shares associated with this issuance have been registered by virtue of the effectiveness of the Company's registration statement on Form S-1/A on November 5, 2015. The Board of Directors further authorized Yilaime NC to transfer 1,824,107 shares of common stock of the Company to Yilaime as part of a restructuring agreement between Yilaime NC and Yilaime (99% of shares of common stock held by Yilaime in Yilaime NC were tendered back to Yilaime NC).

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

The Company also leased office space from Yilaime NC for $900/month.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for nine months ending September 30, 2015:

Operating Statement Related Party Transactions (for the nine months ended September 30, 2015 and 2014)

(a) $150,000 and $25,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $97,035 and $5,303 in expenses under costs of revenues paid to Yilaime for services pursuant to the Service Agreement;

(c) $8,100 and $5,400 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; and

(d) $280,737 and $0 for general and administrative operating expenses recorded as stock compensation for Mr. Perkins and Mr. Phuati pursuant to their respective employment agreements.

Balance Sheet Related Party Transactions (on September 30, 2015)

(a) $53,025 net account receivables Yilaime owes to the Company;

(b) $3,860 investment under assets associated with the Stock Exchange Agreement; and

(c) $1,082,461 as deferred compensation pursuant to Mr. Perkins' and Mr. Phuati's respective employment agreements.

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

The Company's aim is to increase US export and employment by providing upper and middle-income consumers in China with "Made In The USA" goods and services allowing customers to experience the United States' culture and lifestyle. In achieving this objective, our focus is on four initiatives:

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

The Company currently has 21 exporters in our export program. In addition, Manhattan Institute of Management and six institutions associated with Student Resource USA (Capella University, Walden University, Western Governors University, Northcentral University, Belhaven University and National University) are represented in our education export initiative. Our intention is to bring the United States International Trade Center in Meishan Ningbo China online in 2015. We expect to complete our initial trade operations with our exporters in 2015. In addition, our office in Raleigh, North Carolina is operational, recently expanded and serves as our base and model for eight other export Trade Center Support Service Centers planned in the United States and other locations.

Though we are planning to develop US Trade Centers in Richmond Virginia, Chicago Illinois, New York City New York, Las Vegas Nevada, Los Altos California, Dallas Texas, Seattle Washington, and Santo Domingo Dominican Republic we have no operations in these locations at this time and we may never have operations in these locations. Internationally, we plan on developing and operating Support Trade Centers in the Nairobi Kenya, Dakar Senegal, and the Kinshasa Democratic Republic of Congo. Though we are completing preliminary work in setting up these locations, none are operational and they may never be operational.

The AmericaTowne Community planned in China and our Internet operations with Chinese websites planned are not yet operational. While we plan to have robust operations in the United States and international locations to support the AmericaTowne concept and trade center, we expect 55% to 65% of our operations and revenue will come from China.

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

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Our operating results for the three months ended September 30, 2015 are summarized as follows:

	Three months ended September 30, 2015	Three months ended September 30, 2014
Revenues	$361,135	$77,722
Cost	$31,162	$5,303
Operating Expenses	$151,747	$31,614
Finance Expenses	$361	$-
Provision for income taxes	$19,642	$-
Net Income	$158,223	$40,805

Revenues

Compared to the second Quarter 2015 sales of $341,135, for the third quarter of 2015, the Company had sales of $361,115. For the first three quarters of 2015, total sales were $918,406. In the third quarter 2015, the Company's sales consisted of $311,135 in Service Fees and $50,000 in services to related parties for Operations Fees. Cost of Revenue to related parties totaled $31,162. The $311,135 in revenue was from Service Fees charged to Landmark Auto Sales Inc., Hi-Esteem Inc., LFTE USA Inc., Lion Export Inc., and Mwaka Aircraft Services, LLC each for $55,000; and Rocker Electrical Company Limited for $35,000. The $31,162 in related party Costs of Revenues was attributed to payments to Yilaime under its Service Agreement. Cost of Revenue expenses for $5,500 each were attributed to Landmark Auto Sales Inc., Hi-Esteem Inc., LFTE USA Inc., Lion Export Inc., and Mwaka Aircraft Services, LLC, and $3,500 was attributed to Rocker Electrical Company Limited. During the third Quarter 2015 export contracts increased from 16 to 21. We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the third quarter of 2015. Compared to the same period 2014, our revenues increased $283,413 or 365%. The increase is due to implementing our business plan focusing on increasing exporters in our program.

Operating Expenses

Our expenses for the three months ended September 30, 2015 and 2014 are outlined in the table below:

	Three months ended September 30, 2015	Three months ended September 30, 2014
General and administrative	$115,782	$10,224
Professional fees	$35,965	$21,390
Total operating expenses	$151,747	$31,614

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and preparing our Form S-1 Registration Statement. Compared to the same period in 2014, our operating expenses increased $120,133 or 380%. The increase is due to implementing our business model beyond startup.

Net Income

As a result of our operations, the Company reported net income after provision for income tax of $19,642 for the third Quarter of 2015. Compared to the same period in 2014, our net income increased $117,418 or 288%. The increase is due to implementing our plans beyond startup.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Our operating results for the nine months ended September 30, 2015 are summarized as follows:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Revenues	$918,406	$77,722
Cost	$97,035	$5,303
Operating Expenses	$444,932	$35,064
Finance Expenses	$652	$-
Provision for income taxes	$93,654	$-
Net Income	$282,133	$37,355

Revenues

For the first three quarters of 2015, total sales were $918,406. The Company's sales consisted of $768,406 in Service Fees and $150,000 in services to related parties for Operations Fees. Cost of Revenue to related parties totaled $97,035. The $768,406 in revenue was from Service Fees charged to World Class International Development LLC, Bett & Ndungu Partnership, the Society Cooperative Pour Transaction Agricoles (SOCOOTRA), Community and Global Learning Systems, Chariot Group LLC, US Africa Business, KCC Construction, Inc., Landmark Auto Sales Inc., Hi-Esteem Inc., LFTE USA Inc., Lion Export Inc., and Mwaka Aircraft Services, LLC each for $55,000; and International Consulting Business Center, Canaan Care Home LLC, and Rocker Electrical Company Limited for $35,000 each. The $97,035 in Costs of Revenues was attributed to payments to Yilaime under its Service Agreement. Cost of Revenue expenses for $5,500 each were attributed to World Class International Development LLC, Bett & Ndungu Partnership, SOCOOTRA, Community and Global Learning Systems, Chariot Group LLC, US Africa Business, KCC Construction, Inc., Landmark Auto Sales Inc., Hi-Esteem Inc., LFTE USA Inc., Lion Export Inc., and Mwaka Aircraft Services, LLC, $20,373, were attributed to services provided for goods and services funding requests, while expenses of $3,500 each was attributed to services for International Consulting Business Center, Canaan Care Home LLC, and Rocker Electrical Company Limited. During nine months ending September 30 2015 export contracts increased from 6 to 21. We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2015. Compared to the same period 2014, our revenues increased $840,684 or 1,082%. The increase is due to implementing our marketing plans.

Operating Expenses

Our expenses for the nine months ended September 30, 2015 and 2014 are outlined in the table below:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
General and administrative	$366,450	$13,674
Professional fees	$78,482	$21,390
Total operating expenses	$444,932	$35,064

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and preparing our Form S-1 Registration Statement. Compared to the same period in 2014, our operating expenses increased $409,868 or 1169%. The increase is due to the costs of implementing our marketing and growth plans.

Net Income

As a result of our operations for nine months ending September 30, 2015, the Company reported net income after provision for income taxes of $93,654. Compared to the same period in 2014, our net income increased $244,778 or 655%. The increase is due to starting our marketing strategy to increase exporters.

Liquidity and Capital Resources

Working Capital

	September 30, 2015	December 31, 2014
Current Assets	$801,422	$160,179
Current Liabilities	$143,009	$46,475
Working Capital	$658,413	$113,704

We have working capital of $658,413 on September 30, 2015. Compared to December 31, 2014, our working capital increased $544,709 or 479%. The increase is due to effectively implementing our marketing and growth plans.

Cash Flow

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net cash provided by operating activities	$43,192	$20,519
Cash used in investing activities	$16,317	$-
Cash provided by financing activities	$-	$3,119
Increase (Decrease) in cash	$26,875	$23,638

Cash Provided by Operating Activities

Our net profit for the first three quarters in 2015 was the main contributing factor for our positive operating cash flow. Compared to the same period in 2014, our cash provided by operating activities increase $22,673 or 110%. The increase is mainly due to higher net income in 2015

Cash Used in Investing Activities

We spent $16,317 on fixed assets for the nine months ended September 30, 2015.

Cash Provided by Financing Activities

We received proceeds of $0 from loan for the nine months ended September 30, 2015. Compared to the same period in 2014, our cash used in financing activities decrease $3,119 or 100%. The decrease is due to no proceeds from issuance of common stock in 2015.

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

As described in Basis of Presentation in this Third Quarter Report for fiscal year 2015, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of September 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 9, 2015