Form 10-K
period 2015-12-31
AMERICATOWNE Inc.
filed 2016-03-22
CIK 1606699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended December 31, 2015
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from _____ to ________

AMERICATOWNE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

000-55206
(COMMISSION FILE NO.)

46-5488722
(IRS EMPLOYEE IDENTIFICATION NO.)

4700 Homewood Court, Suite 100, Raleigh North Carolina 27609
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(888) 406 2713
(ISS-UER TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock (Form 10/A-12(g) dated June 13, 2014).

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

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal year: $2.75/share as of December 31, 2015 based upon the Company’s direct public offering under its prospectus declared effective on November 5, 2015. There is currently no secondary market for these shares. The number of shares of the Registrant's common stock outstanding as of December 31, 2015 (i.e. close of fiscal year) was 25,243,205.

 AMERICATOWNE, INC. 2015 FORM 10-K TABLE OF CONTENTS

DOCUMENTS INCORPORATED BY REFERENCE

The Company incorporates by reference its prospectus dated October 30, 2015 filed under the Securities Act of 1933.

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

The Company's aim is to increase US export and employment by providing upper and middle-income consumers in China and elsewhere with "Made In The USA" goods and services allowing customers to experience the United States' culture and lifestyle. In achieving this objective, our focus is on four initiatives:

(1)    The development of a United States International Trade Center in Meishan Ningbo China and elsewhere with employees and/or independent contractors focusing on advancing our initial business objective, which is to be the "go-to" place for all things "Made In The USA."

(2)    The development of upwards of 20 AmericaTowne communities in China with each community consisting of upwards of 50 United States based companies, and upscale hotels, villas, children theme parks, senior care, wellness and educational facilities - all based upon United States culture and lifestyle.

(3)    The development of an internet platform in Chinese to complement (1) and (2), above, focusing on importing "Made In The USA" goods and services to China through internet sales.

(4)    The development of Trade Center operations in the United States and internationally to support and advance the above-referenced initiatives.

These initiatives are admittedly aspirational in nature. Our intent is to accomplish the majority, if not all, of our initiatives, but there is no assurance we will or that our financing needs to meet our initiatives will be met.

The Company currently has 23 exporters in our export program. In addition, Manhattan Institute of Management and six institutions associated with Student Resource USA (Capella University, Walden University, Western Governors University, Northcentral University, Belhaven University and National University) are represented in our education export initiative. Our intention is to bring the United States International Trade Center in Meishan Ningbo China online in 2016. We expect to complete our initial trade operations with our exporters in 2016. In addition, our office in Raleigh, North Carolina is operational, recently expanded and serves as our base and model for our two Export Trade Centers in Pennsylvania and seventeen other export Trade Center Support Service Centers planned in the United States, one Center in Nairobi Kenya and other locations. We are planning to develop and expand our operations in Raleigh to a larger complex that will house exporters from the US, Africa, and China.

Though we are planning to develop US Trade Centers in seventeen locations in the US and its territories we have no operations in these locations at this time and we may never have operations in these locations. Internationally, along with our Center in Nairobi Kenya, we plan on developing and operating Support Trade Centers in Dakar Senegal, and the Kinshasa Democratic Republic of Congo. Though we are completing preliminary work in setting up these locations, none are operational and they may never be operational.

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

At present, the bulk of our operations take place at our Raleigh, North Carolina office, which acts as a model for plans for our United States Trade Center Operations. We are in the process of outfitting our operations in Meishan, China. We have hired two full-time managers to operate the facilities located at Meishan and other locations in China, selected our first exporters, and the products we plan to export. Additionally, we are working with the Meishan Port Authorities to ensure that our operational procedures are in compliance with various import laws at Meishan.

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

Business Developments in Fiscal Year 2015

In fiscal year 2015, the Company entered into Exporter Services Agreements with nineteen (19) exporters. By comparison, the Company had entered into six (6) Exporter Services Agreements in fiscal year 2014. The general scope of the Exporter Services Agreements is discussed in more detail, below, in subsection (A). In fiscal year 2015, the Company did not enter into any Licensing, Lease and Use Agreements (“Licensing Agreements”). The general scope of the Licensing Agreements is discussed in more detail, below, in subsection (B). By comparison, the Company had entered into two (2) Licensing Agreements in fiscal year 2014.

In fiscal year 2015, the Company entered into Employment Agreements with eight (8) senior employees. The terms of the agreements vary following arms-length negotiations between the parties. To the extent the Company has sufficient cash flow and capital, the Company may elect to include money compensation for services of its employees. Subsequent action by the Company following the close of its 2015 fiscal year have been disclosed in filings between January 5, 2015 up to the present and are incorporate herein.

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

The Sample and Test Market Program allows the customer an opportunity to (i) test the demand and market for its products and service by exhibiting it products or service in the AmericaTowne Platform, and (ii) receive follow-on orders for its products or services, if a demand and buyers exist, without expending normal costs for exporting. The customer has one year from the effective date under the Exporter Services Agreement to participate in the Sample and Test Market Program. Afterwards, provided no transaction has occurred in the AmericaTowne Platform, the customer agrees to pay a fee equal to 25% of the original Service Fee within thirty days to extend the customer's participation. To the extent this fee is not paid, the customer's participation and membership in the Sample and Test Program terminates. In the event of termination, the Company and customer agree that the balance of the Exporter Services Agreement would remain in full force and effect.

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

Between November 15, 2015 and December 18, 2015, Dr. Wang visited several locations in China and met with local government officials and private businesses concerning establishing areas for AmericaTowne and AmericaStreet. Mr. Perkins followed-up visiting proposed locations and facilities between December 26, 2015 and January 3, 2016.

The Company will promptly file a Form 8-K upon execution of a materially definitive agreement associated with the acquisition of land and/or rights in China for placement of its first AmericaTowne location. It is anticipated that the location will be within a 100 miles of a Tier I or II city that the Company believes has the right economic and consumer base to support the AmericaTowne concept. See http://sme.amcham-shanghai.org/faq/what-meant-first-tier-second-tier-and-third-tier-cities (American Chamber of Commerce in Shanghai). Any location selected requires the cooperation of the local government and approval of the local and provincial planning and zoning boards. Though the Company has submitted plans, it does not yet have all required approvals from the applicable boards.

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

From 2005 to 2014, United States' exports to China increased 198%.1 That rate is greater than growth to any of the other top ten US export markets, including the two largest US trading partners, Canada (47 percent growth) and Mexico (102 percent growth). With its large population, rapidly growing middle class, and long list of infrastructure goals, China will continue to be a major export market for United States goods and services. (US-China Business Council, US Exports to China 2005-2014 https://www.uschina.org/reports/us-exports/national).

FN 1. See http://www.chinabusinessreview.com/senior-care-in-china-challenges-and-opportunities/; see also http://www.exim.gov/news/export-import-bank-report-congress-aggressive-unregulated-financing-foreign-competitors-costing;? https://docs.google.com/viewer?url=http%3A%2F%2Fwww.exim.gov%2Fsites%2Fdefault%2Ffiles%2Fnewsreleases%2FEx-Im-Bank-2013-Competitiveness-Report-to-Congress-Complete.pdf

      (iii)    Senior Care

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

As part of his market research efforts, Mr. Perkins visited the United States Ex-Im Bank in Washington, D.C., and attended a United States Ex-Im Bank National Conference to learn exporting rules and financing requirements. Additionally, the AmericaTowne concept was presented to the United States Ex-Im Bank, which provided a Letter of Interest for AmericaTowne, Mr. Perkins coordinated the initial draft of the business plan and proposed actions with a representative of the United States Small Business Administration with expertise in both exporting and finance, who in turn, reviewed the Company's business plan and provided suggestions and directions for implementing the plan. It is this level of involvement and dedication that is necessary to continue developing market awareness and success.

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

Financial Objectives

The Company seeks to achieve commercial success in its initial AmericaTowne location. The Company seeks to validate its work through the success of its products and services. The Company's revenues of $1,259,541 realized and earned through December 31 2015, and a Letter of Interest from US Ex-Im Bank are an initial step towards this effort. The Company also seeks to develop a robust line of additional AmericaTowne products including licensing and franchising fees for additional project locations in the near future and to become financially sustainable.

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

Tax Exempt Status for Certain Export Transactions

Because AmericaTowne focuses on providing "Made in the USA" goods and services to China and elsewhere, a portion of the Company's activities will involve not only development but also exporting. To take advantage of favorable United States tax rates on dividend distributions or to direct a steady flow of cash distributions for shareholders of corporate exporters, the Company has identified and work with Perkins-Hsu Export Corporation, a Nevada corporation that is qualified as an Interest Charge - Domestic International Sales Corporation ("IC-DISC") under section 992(a)(1) of the Internal Revenue Code of 1986. Perkins-Hsu Export is an IC-DISC and an affiliate of the Company, with Mr. Perkins as the majority shareholder and the controlling person. The tax benefits to the Company are accomplished by allowing the Company to deduct a portion of its export-related income as commissions to the IC DISC. On an individual basis Federal taxes on the export-related income are deferred until such time as the income is distributed or deemed distributed. Perkins –Hsu as an IC DISC does not need additional offices, employees, or tangible assets, nor is it required to perform any invoicing or services. Additionally, with its IC-DISC association, if warranted, the Company may achieve a significant reduction in taxes on the first $10,000,000 in revenues.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.0001 per share, (the "Common Stock"), of which, as of December 31, 2015, there are 25,243,205 issued and outstanding, and 5,000,000 shares of Preferred Stock, (the "Preferred Stock") par value $.0001 per share, of which none have been designated or issued. The following summarized the important provisions of the Company's capital stock.

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

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws, copies of which have been filed as exhibits to the Company's Form 10 filed with the Commission on May 18, 2014 (and which have been incorporated herein by reference as an exhibit, below).

Dividends

We have not paid any dividends on our common stock and do not presently intend to pay cash dividends. The payment of cash dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a business combination, if any. The payment of any dividends subsequent to a business combination, if any, will be within the discretion of our then existing board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

In 2015, the Company entered into Employment Agreements with six (6) employees. Four of these employees were issued shares of restricted common stock in lieu of compensation in 2015. These employees are as follows:

Name	Position	Date of Employment Agreement	Stock Issuance
Daniel Gatabaki	Vice President for Marketing USA and Africa	August 22, 2015	450,000 shares of restricted common stock
Yu Wang	VP of Human Resources and Special Assignments	August 28, 2015	477,190 shares of restricted common stock
Qingjin Wang	Manage of Corporate Operations China	October 6, 2015	20,000 shares of restricted common stock
Lindsey Moore	VP of Marketing USA Eastern Region	October 7, 2015	100,000 shares of restricted common stock

Recent Sales of Unregistered Securities

On January 8, 2015, the Board of Directors for the Company authorized its Chairman of the Board to execute the Contribution Agreement between the Company and Yilaime. Pursuant to the terms of the Contribution Agreement, in consideration for the issuance of 750,000 shares of common stock in the Company to Yilaime, Yilaime is contributing to the operations of the Company certain assets previously acquired by Yilaime through an agreement with the Ningbo Meishan Free Trade Port Zone Administrative Committee dated April 1, 2014 (the "Meishan Agreement"). More specifically, the Company, as assignee of Yilaime's rights under the Meishan Agreement, shall receive certain incentives, preferential policies and financial support from Meishan in consideration of the Company meeting specific exporting benchmarks mutually agreed upon by the parties following good faith negotiations. The Meishan Agreement is an exhibit to the Contribution Agreement, in addition to Meishan's approval of the contribution and assignment of assets to the Company and ratification of the Company's assumption of Yilaime's duties under the Meishan Agreement filed on Form 8-K on January 13, 2015. The 750,000 shares of common stock were issued on January 22, 2015.

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

Overview

As a result of the Contribution Agreement, the Company acquired all rights, title and interest in and to AmericaTowne and AmericaStreet images, signatures, business plans, studies, analyses, likenesses and goodwill appurtenant thereto. The Company acquired certain rights of publicity in the trademark and registration of AmericaTowne, and the name, image, likeness, signature and other elements of AmericaTowne persona and identity. The Company acquired all rights, title and interest in any derivative or joint development programs using the intellectual property contributed under the Contribution Agreement, plus all historical contacts, business relationships, business expectancies, references and any other actual or perceived business interests in China. Using these assets, the Company procured those agreements set forth in Item 1.01 (i.e. the Exporter Services Agreement and the Licensing, Lease and Use Agreement).

In fiscal year 2015, the Company achieved $1,259,541 in revenue. We can make no assurances that we will find commercial success in any of our products. We also rely upon the Service Agreement with Yilaime NC, November 11, 2014 Form 8K, under Item 15(a)(3) 10.8, for revenues. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations for the first quarter of 2016. We intend on relying on Yilaime for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on Yilaime for support. If Yilaime at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

Results of Operations through December 31, 2015

Our operating results are summarized as follows:

	For the Year Ended December 31, 2015	April 22 (inception) through December 31, 2014
Revenues	$1,259,541	$244,034
Cost of Revenues	$126,197	$52,113
Gross Profit	$1,133,344	$191,921
Operating Expenses	$995,339	$147,939
Provision for income taxes	$26,950	$15,394
Net Income	$107,658	$28,588

Revenues

During fiscal year 2015, the Company had sales of $1,259,541, compared to 2014 sales of $244,034. Our sales consisted of $1,059,541 in primarily Export Service Agreements, and $200,000 in Services to related parties for Operation fees. The Cost of Revenues to related parties were $126,197. The $1,059,541 in revenue was from nineteen (19) exporters, and two Trade Center Operations. Compared to 2014, our revenues increased $1,015,507 or 416%. The increase is due to implementing our business plan focusing on increasing exporters in our program.

Pursuant to the Company's Service Agreement with Yilaime, Yilaime paid the Company $200,000 in fiscal year 2015 for an "Operations Fee". In 2014, the Company had paid an Operations Fee of $50,000. The Operations Fee stems from the agreement between Yilaime and the Company whereby Yilaime acts as the Company’s exclusive representative. In 2015, the Operations Fee increased by $150,000 or 300%. The Operations Fee is not related to costs of revenues.

The related costs of revenues of $126,197 were costs associated with the Service Provider Agreement with Yilaime. The cost of revenues increased by $74,084 or 142%. The increase in the Operations Fee and costs of revenue were due to a full year worth of operations implementing our business plan.

We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the first quarter of 2016.

Operating Expenses

Our expenses for the period through December 31, 2015 are outlined in the table below:

	December 31, 2015	April 22 (inception) through December 31, 2014
General and administrative	$889,202	$82,626
Professional fees	$106,137	$65,313
Total operating expenses	$995,339	$147,939

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and preparing our Registration Statement on Form S-1, and implementing our business plan. Compared to 2014, our operating expenses increased $847,400 or 573%. The increase is due to implementing our business model beyond startup.

Net Income

As a result of our operations, for 2015, the Company reported net income after provision for income tax of $107,658. Compared to 2014, our net income increased $79,070 or 277%. The increase is due to starting our marketing strategy to increase exporters.

Liquidity and Capital Resources

Working Capital

	December 31, 2015	April 22 (inception) through December 31, 2014
Current Assets	$1,503,180	$160,179
Current Liabilities	$171,697	$46,475
Working Capital	$1,331,483	$113,704

We have working capital of $1,331,483 on December 31, 2015. Compared to December 31, 2014, our working capital increased $1,217,779 or 1,071%. The increase is due to effectively implementing our marketing, growth and equity sales plans.

Cash Flow

	December 31, 2015	April 22 (inception) through December 31, 2014
Net cash provided by (used in) operating activities	($79,968)	$16,403
Cash used in investing activities	$20,346	$—
Cash provided by financing activities	$725,574	$—
Increase (Decrease) in cash	$625,260	$16,403

Cash Provided by Operating Activities

Compared to 2014, increase in cash used in operating activities in 2015 is mainly due to increase in accounts receivable.

Cash Used in Investing Activities

We spent $20,346 on fixed assets for 2015.

Cash Provided by Financing Activities

Compared to 2014, our cash used in financing activities increased $725,547. The increase is due to proceeds from issuance of common stock in 2015.

As of December 31, 2015, the Company had sufficient amount of cash to operate its business at the current level for the next twelve months, but insufficient cash to achieve our business goals and initiatives set forth above. To address the cash situation, the Company continues to manage its cash accounts and receivables closely.

To date, we have been able to meet all of our account payable obligations within a five to ten day window. If required, we can extend this window to improve our cash flow position. Additionally, we have a plan to increase sales. There is no assurance that we will be able to maintain this level of operations.

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

Plan of Operation and Cash Requirements

The Company anticipates that its expenses over the next twelve months will be approximately $1,500,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

		Estimated
	Potential	Expenses
Description	Completion Date	($)
Trade Center Operations	12 months	550,000
Salaries	12 months	100,000
Utility expenses	12 months	50,000
Investor relations costs	12 months	100,000
Marketing expenses	12 months	350,000
Professional fees	12 months	150,000
Other administrative expenses	12 months	200,000
Total		1,500,000

Our other administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $1,500,000 to proceed with our business plan over the next twelve months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations, as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. At the close of 2015, we are considering financing arrangements for our common stock. However, the arrangements are not final and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures as of December 31, 2015 were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2016, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

No events occurred requiring disclosure under Item 304 of Regulation S-K during the subject fiscal year. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for new public companies.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and officers as of December 31, 2015.

Directors and Executive Officers

Name	Age	Position
Alton Perkins	64	President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors
Xianghai Lin	39	Vice President China Operations
Mabiala T. Phuati	55	Senior Vice President Worldwide Operations
Dr. Yu Wang	61	Senior Vice President for Human and Export Technical Compliance
Dr. Daniel K. Gatabaki	64	Vice President for Marketing USA and Africa
Lindsey Moore	28	Vice President for Marketing USA Eastern Region
Qingjun Wang	35	Manager of Corporate Operations China

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

Biographical Information for Mabiala T. Phuati, Age 55, Vice President

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

Biographical Information for Dr. Yu Wang, Age 61, Senior Vice President of Human Resources and Export Technical Compliance

Dr. Wang is from China, and is a resident of the United States. She serves as the Senior Vice President of Human Resources and Export Technical Compliance. Dr. Wang worked for Duke University for more than twenty years in the field of medical research. Prior to her work at Duke University, Dr. Wang was an Associate Professor for six years at Tongi University China. After retiring from Duke University in 2013, Dr. Wang served as the President and Chief Executive Officer of United International Development Inc. ("United Development"), a private enterprise where she focused on international trade and development. In 2014, Dr. Wang became Managing Assistant Director in United Development. In late-August 2015, Dr. Wang was appointed to her current Senior Vice President position with the Company.

Biographical Information for Dr. Daniel Gatabaki, Age 64, Vice President for Marketing USA and Africa

Dr. Gatabaki is 63 years old. He is a native of Kenya, and a resident of the United States. He is responsible for the Corporation’s development of operations in Africa. Dr. Gatabaki earned a Bachelor of Education degree from University of Nairobi and Master of International Affairs, Master of Economics and Ph.D. degrees from Ohio University. In addition to holding a number of Associate and Assistant faculty positions at the college level, Dr. Gatabaki comes to the Company from Behavioral Health Care, where since 2011 he has been a President and Chief Executive Officer of Canaan Care Homes, LLC, an entity focusing on catering to residential homes for intellectually and developmentally disabled adults in Wake County, North Carolina.

Biographical Information for Lindsey Moore, Age 28, Vice President for Marketing USA Eastern Region

Ms. Moore received a juris doctor degree from North Carolina Central University School of Law in Durham, North Carolina in 2015, and a Bachelor of Science degree in Business Administration from William Peace University in 2011. While studying law, she was an honors student ranking in the top 10 percent of her class. From 2013 to 2014 Ms. Moore completed internships with two law firms and the Trial Court Administrator’s Office in Raleigh, North Carolina. Additionally, from 2009- 2011, Ms. Moore worked in marketing and advertising for the International Festival of Raleigh and as a life insurance agent with Liberty National Life Insurance Company.

Biographical Information for Qingjun Wang, Age 35, Manager of Corporate Operations China

Mr. Wang, a citizen and resident of China has a bachelor’s degree in business from Peking University, China. Since 2010, Mr. Wang has worked in the medical field in China as well as a general manager in the export business. Mr. Wang is a certified translator and his responsibilities with the Company include developing business initiatives in China focusing on auto sales, education initiatives, export sales, and marketing. Mr. Wang also is responsible for matching exporters with buyers in China.

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires our Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, "Section 16 reporting persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon reports provided to the Company, all Section 16 reporting persons filed timely reports on Form 3 and/or Form 4 in fiscal year 2015.

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

The Company issued 477,198 shares of common stock to Mr. Phuati in fiscal year 2015 in consideration of his services. To the extent the Company has sufficient cash flow and capital, the Company may elect to include money compensation to Mr. Phuati for his services. Similarly, the Company issued 5,100,367 shares of common stock to Mr. Perkins’ designee - Alton & Xiang Mei Lin Perkins Family Trust, in consideration of his services, and options were exercised for another 1,000,000 shares pursuant to his employment agreement. In addition, the Company issued 450,000 shares of restricted common stock to Dr. Gatabaki; 477,190 shares of restricted stock to Dr. Wang, 100,000 restricted shares to Lindsey Moore and 20,000 restricted shares to Qingjun Wang, respectively, under their respective Employment Agreements.

The Company has adopted an Employee Stock Option Plan, but no shares have been registered or issued. The Company has not yet adopted retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future. The Company paid $1.00 to Mr. Perkins in compensation for 2015. The Company paid compensation to other officers as follows:

Employee	Compensation
Mabiala T. Phuati	$10,403.75
Yu Wang	$3,000.00
Daniel Gatabaki	$7,805.00
Lindsey Moore	$7,895.00
Qingjun Wang	$300.63

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

Retirement Plan

The Company does not currently have any retirement plan, but we expect to adopt one in the near term.

Compensation of Directors During Period Ended December 31, 2015.

None.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table set forth in this subsection lists, as of January 1, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company; and (iii) all officers and directors as a group.

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

The percentages below are calculated based on 25,243,205 shares of our common stock issued and outstanding as of December 31, 2015. As part of their employment agreement, all key employees retain an option to purchase shares of common stock of the Company. We do not have any other outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner (1) Named Executive Officers	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock
Alton Perkins (2)	23,466,426	92.96%
Mabiala T. Phuati	477,198	1.89%
Yu Wang	477,190	1.89%
Daniel K. Gatabaki	457,273	1.81%
Lindsey Moore	100,000	0.40%
Qingjun Wang	20,000	0.08%
	24,998,087	99.0%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors, Yichien Yeh, CPA for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings for the year ending December 31, 2015 was $32,000.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ending December 31, 2015.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ending December 31, 2015.

All Other Fees

There were no fees billed for other products and services for the year ending December 31, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

Public Accounting Firm are filed as part of this Annual Report:

15(a)(3). Financial Statement Schedules.

None.

Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation		10-12G		31.1	5/8/2014
3.2	By-Laws		10-12G		3.2	5/8/2014
3.3	Specimen Stock Certificate		10-12G		4.1	5/8/2014
10.1	Employee Stock Option Plan of AmericaTowne, Inc. dated January 8, 2015		8-K		10.2	1/13/2015
10.2	Contribution Agreement January 8, 2015 - Meishan (Yilaime)		8-K		10.1	1/13/2015
10.3	Exporters Services Agreement dated January 8, 2015 (Leah)		8-K		10.4	1/13/2015
10.4	Exporters Services Agreement dated January 8, 2015 (World Class)		8-K		10.3	1/13/2015
10.5	Exporters Services Agreement dated January 30, 2015 (SOCOOTRA)		8-K		10.2	2/5/2015
10.6	Exporters Services Agreement dated June 21, 2015 (Community and Global)		8-K		10.1	6/24/2015
10.7	Exporters Services Agreement dated June 29, 2015 (USA Africa)		8-K		10.3	7/9/2015
10.8	Exporters Services Agreement dated June 29, 2015 (International Consulting)		8-K		10.2	7/9/2015
10.9	Exporters Services Agreement dated June 29, 2015 (Chariot Group)		8-K		10.1	7/9/2015
10.1	Exporters Services Agreement dated June 30, 2015 (KCC Construction)		8-K		10.4	7/9/2015
10.11	Exporters Services Agreement dated June 30, 2015 (Canaan Care)		8-K		10.5	7/9/2015
10.12	Exporters Services Agreement dated July 30, 2015 (Landmark Auto Sales)		8-K		10.1	7/31/2015
10.13	Exporters Services Agreement dated August 18, 2015 (Hi-Esteem)		8-K		10.1	8/20/2015
10.14	Employment Agreement November 25, 2014 (Perkins)		10-KA		10.12	8/27/2015
10.15	Employment Agreement November 25, 2014 (Phuati)		10-KA		10.13	8/27/2015
10.16	Exporter Services Agreement dated August 26, 2015 (LFTE USA Agreement)		8-K		10.1	9/8/2015
10.17	Exporter Services Agreement dated August 28, 2015 (Lion Agreement)		8-K		10.2	9/8/2015
10.18	Memorandum of Understanding Agreement dated August 28, 2015 (Student Resource USA Agreement)		8-K		10.3	9/8/2015
10.19	Employment Agreement - Dr. Daniel K. Katabaki dated August 26, 2015		8-K		10.4	9/8/2015
10.20	Employment Agreement - Dr. Yu Wang dated August 28, 2015		8-K		10.5	9/8/2015
10.21	Exporters Services Agreement dated September 28 2015 (MAS)		8-K		10.1	9/28/2015
10.22	Exporters Services Agreement dated October 01 2015 (MAS)		8-K		10.1	10/1/2015
10.23	Employment Agreement - Ms Lindsey Moore dated October 7, 2015		8-K		10.1	10/9/2015
10.24	Employment Agreement - Mr. Qingjun Wang dated October 12, 2015		8-K		10.1	10/15/2015
10.25	Exporters Services Agreement dated November 5, 2015 (Love Your Wool)		8-K		10.1	11/5/2015
10.26	Exporters Services Agreement dated November 7, 2015 (Stintson)		8-K		10.1	11/12/2015
10.27	Exporters Services Agreement dated November 9, 2015 (REHOBOTH)		8-K		10.2	11/12/2015
10.28	Employment Agreement - Mr. Juan Mendez dated December 17, 2015		8-K		10.1	12/17/2015
10.29	Exporters Services Agreement dated December 19, 2015 (MILLENIA)		8-K		10.1	12/24/2015
10.30	Service Provider Trade Center Agreement dated December 19, 2015 (Samuel Muli)		8-K		10.2	12/24/2015
10.31	Service Provider Trade Center Agreement dated December 19, 2015 (Raphael Mutava Kimulu)		8-K		10.3	12/24/2015
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance File	X
101.SCH	XBRL Schema File	X
101.DEF	XBRL Definition File	X
101.LAB	XBRL Label File	X
101.PRE	XBRL Presentation File	X

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
Dated: March 22, 2016

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMERICATOWNE Inc.

We have audited the accompanying balance sheets of AMERICATOWNE Inc. as of December 31, 2015 and 2014, and the related statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2015 and the period from April 22, 2014 (inception) through December 31, 2014. AMERICATOWNE Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICATOWNE Inc. as of December 31, 2015 and 2014, and the results of operations and cash flows for the year ended December 31, 2015 and the period from April 22, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/Yichien Yeh, CPA

Yichien Yeh, CPA

Oakland Gardens, New York

February 22, 2016

AMERICATOWNE Inc.
Balance Sheets

	December 31 2015	December 31 2014
ASSETS
Current Assets
Cash and cash equivalents	$641,663	$16,403
Accounts receivable, net	823,144	143,132
Accounts receivable, net - related parties	35,779
Pre Payment-Current	2,594	644
Total Current Assets	$1,503,180	$160,179

Prepayment-non current	8,161	8,808
Property, plant and equipment, net	18,357	-
Goodwill	40,331	40,331
Investments	3,860	-
TOTAL ASSETS	1,573,889	$209,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$121,408	$26,539
Deferred revenues-current	4,542	4,542
Notes payable	10,000
Income tax payable	35,747	15,394
Total Current Liabilities	$171,697	46,475
Deferred Revenues Non-Current	$58,521	63,062
Total Liabilities	$230,218	109,537

Commitments & Contingencies
Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized,
25,243,205 and 18,577,565 shares issued and outstanding	2,524	1,858
Additional paid-in capital	2,438,099	1,432,533
Deferred compensation	(1,233,198)	(1,363,198)
Retained Earnings	136,246	28,588
Shareholders' Equity	1,343,671	99,781
Total Liabilities and Shareholders' Equity	$1,573,889	$209,318

See Notes to Financial Statements

AMERICATOWNE Inc. Statement of Operations

	For the Year Ended	April 22 (inception)
	December 31, 2015	through December 31, 2014

Revenues
Sales	$1,059,541	$194,034
Service-related parties	200,000	50,000
	1,259,541	244,034
Cost of Revenues-Related Parties	126,197	52,113
Gross Profit	1,133,344	191,921

Operating Expenses
General Administrative	889,202	82,626
Professional fees	106,137	65,313
Total operating expenses	995,339	147,939
Income from operations	138,005	43,982
Other Expenses
Interest	3,397
Provision for income taxes	26,950	15,394
Net Income	$107,658	$28,588
Net Loss per share - basic and diluted	$0.005	$0.002
Weighted average shares outstanding - basic and diluted	21,777,024	12,299,405

See Notes to Financial Statements

AMERICATOWNE Inc.
Statements of Stockholders' Equity

April 22, 2014 (Inception) through December 31, 2015

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Retained	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Equity

Shares Issued for Services	—	—	10,000,000	$1,000	$2,119	$—	$—	$3,119

Shares Issued for Assets	—	—	3,000,000	300	(300)	—	—	—

Application of Push-Down Accounting	—	—	—	—	36,881	—	—	36,881

Shares Issued for Compensation	—	—	5,577,565	558	1,393,833	—	(1,394,391)	—

Amortization of Deferred Compensation	—	—	—	—	—	—	31,193	31,193

Net Income for the Period	—	—	—	—	—	28,588	—	28,588

Balance, December 31, 2014	—	—	18,577,565	$1,858	$1,432,533	$28,588	$(1,363,198)	$99,781

Shares issued for Intangibles	—	—	750,000	75	(75)	—	—	—

Shares Issued for Investments	—	—	3,616,059	362	3,498	—	—	3,860

Shares Issued for Proceeds	—	—	1,252,391	125	740,449	—	—	740,574

Shares Issued for Compensation	—	—	1,047,190	105	261,693	—	(261,798)	—

Amortization of Deferred Compensation	—	—	—	—	—	—	391,798	391,798

Net Income for the Period	—	—	—	—	—	107,658	—	107,658

Balance, December 31, 2015	—	—	25,243,205	$2,524	$2,438,099	$136,246	$(1,233,198)	$1,343,671

See Notes to Financial Statements

AMERICATOWNE Inc.
Statement of Cash Flows

	For the Year Ended	April 22 (inception)
	December 31, 2015	through December 31, 2014

Operating Activities:
Net income	$107,658	$28,588
Adjustments to reconcile net income to net cash provided by operations
Depreciation	1,989	-
Notes issued for expenses	25,000	-
Shares issued for services	-	3,119
Stock Compensation	391,798	31,193
Push-down accounting application	-	(3,450)
Bad debt provision	84,767	12,368
Changes in operating assets and liabilities:
Accounts receivable, net	(800,556)	(155,500)
Prepayment	(1,303)	(9,452)
Accounts payable and accrued expenses	94,867	26,539
Deferred revenues	(4,541)	67,604
Income tax payable	20,353	15,394
Net cash provided by (used in) operating activities	(79,968)	16,403

Investing Activities:
Purchase of fixed assets	(20,346)	-
Net cash used in Investing activities	(20,346)	-

Financing Activities:
Repayment of notes payable	(15,000)	-
Proceeds from issuance of common stock	740,574	-
Net cash provided by financing activities	725,574	-

Increase in cash and cash equivalents	625,260	16,403
Cash and cash equivalents at beginning of period	16,403	-
Cash and cash equivalents at end of period	$641,663	$16,403

Supplemental disclosure of cash flow information
Interest paid	$638	$-
Income taxes paid	$6,597	$-

See Notes to Financial Statements

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

(4) The development of Trade Center operations in the United States and internationally to support and advance the above-referenced initiatives.

These initiatives are admittedly aspirational in nature. Our intent is to accomplish the majority, if not all, of our initiatives, but there is no assurance we will or that our financing needs to meet our initiatives will be met.

The Company currently has 23 exporters in our export program. Our intention is to bring the United States International Trade Center in Meishan Ningbo China online in 2016. We expect to complete our initial trade operations with our exporters in 2016. In addition, our office in Raleigh, North Carolina is operational and serves as our base and model for our export Trade Center operations planned in the United States and other locations. The AmericaTowne Community planned in China and our Internet operations with Chinese websites planned are not yet operational. While we plan to have robust operations in the United States and international locations to support the AmericaTowne concept and trade center, we expect the bulk of our operations and revenue will come from China.

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

Financial Instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses, interest payable and short-term notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

For the year ended December 31, 2015, depreciation expense is $1,989.

Investments

Investments primarily include cost method investments. On December 31, 2015, the carrying amount of investments is $3,860. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of December 31, 2015.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On December 31, 2015, there are no deferred tax assets and liabilities. The Company accrued $26,950 income tax for the year ended December 31, 2015. The Company had $35,747 of income tax liability as of December 31, 2015.

For the year ended December 31, 2015, statutory U.S tax rate is 26% based on the Company’s pre-tax net income in 2015. The Company’s 2015 effective income tax rate is 20%. The difference is due to over accrual of income tax in 2014.

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

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On December 31, 2015, all assets and liabilities are located in the United States where the income and expense has been incurred since inception to December 31, 2015.

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

The purchase cost for the agreement was $40,000. The Company used $40,000 as a new accounting basis for its net assets. Since there were no assets on the company's books on June 26, 2014, to make the company's net assets $40,000, the Company recorded $40,331 in goodwill ($40,331-$331=$40,000; $331 was a liability due to a related party). Therefore, in recognizing push down accounting, the Company's net asset increased by the amount reflected by Goodwill.

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

There were no sales returns and allowances from inception to December 31, 2015.

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

We have had no goodwill impairment charges for the period from April 22, 2014 (inception) through December 31, 2015, and as of December 31, 2015, the estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. ACCOUNT RECEIVABLES

The nature of the net accounts receivable for December 31, 2015 in the amount of $858,923 are for Export Service Agreements with 24 exporter receivable balances. The Company's allowance for bad debt is $92,405, which provides a net receivable balance of $858,923.

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

Accounts receivable consist of the following:

	December 31	December 31
	2015	2014
Accounts receivable	$913,666	$155,500
Accounts receivable- related parties	37,662
Less: Allowance for doubtful accounts	(92,405)	(12,368)
Accounts receivable, net	$858,923	$143,132

Bad debt expense was $92,405 and $12,368 for the fiscal year ended December 31, 2015 and for the period from April 22, 2014 (inception) through December 31, 2014, respectively.

Allowance for bad debt policy

Our bad debt policy is determined by the Company's periodic review of each account receivable for reasonable assurance of collection. Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable are reasonable assured of collection. Based upon our review if required we adjust the allowance for bad debt. As of December 31, 2015 and 2014, based upon our limited history, our allowance for bad debt is just above bad debt we anticipate will be written off for the year.

NOTE 4. NOTES PAYABLE

The $25,000 promissory note was issued to Mr. Xianghai Lin, General Manager of Operations in Meishan Island China, for cost of startup operations Mr. Xianghai Lin may incur on behalf of the Company.

The note bears a 5% annual interest rate and its principal and accrued interest are due on December 31, 2015. After the maturity date, the interest rate will increase to 10.5%. This Note is secured by the personal guarantee of Alton Perkins, Chairman of the Company.

On December 31, 2015, unpaid principle for the note is $10,000 and interest expense for the year ended December 31, 2015 is $935.

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2015:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 25,243,205 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

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

The Company entered into a similar agreement on November 21, 2014 with Alton Perkins to serve as the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary. The term of Mr. Perkins' agreement is five years with the Company retaining an option to extend in one-year periods. In consideration for Mr. Perkins' services, the Company issued to his designee, the Alton & Xiang Mei Lin Perkins Family Trust, 5,100,367 shares of common stock. Additionally, on November 19, 2015, pursuant to the employment agreement Mr. Perkins on behalf of the Perkins Family Trust exercised the option 1,000,000 shares of commons stock The Company may elect in the future to include money compensation to Mr. Perkins or his designee for his services provided there is sufficient cash flow.

Additionally, in 2015, the following employees were awarded common shares pursuant to their employment lock-up agreement with various terms and options Dr. Wang 477,190 common shares; Dr. Gatabaki 450,000; Ms. Moore 100,000; and Mr. Wang 20,000. Additionally, where warranted by cash flow the Company may elect to include money compensation for employees.

For the year ended December 31, 2015 and the period from April 22, 2014 (inception) through December 31, 2014, $391,798 and $31,193 in stock compensation was charged to operating expenses, respectively and $1,233,198 and 1,363,198 was recorded as deferred compensation on December 31, 2015 and 2014, respectively.

NOTE 7. RELATED PARTIES TRANSACTIONS

Yilaime Corporation, a Nevada corporation ("Yilaime") and Yilaime Corporation of NC ("Yilaime NC") are related parties to the Company. Yilaime is a "Control Party" to AmericaTowne because it has title to greater than 50% of the issued and outstanding shares of common stock in the Company. Alton Perkins is the majority shareholder and controlling principal of Yilaime, Yilaime NC, Perkins DISC and the Company. Mr. Perkins directs all major activities and operating policies of each entity. The common control may result in operating results or a financial position significantly different from that, which would have been obtained if the enterprises were autonomous. Further, pursuant to ASC 850-10-50-6 the Company lists and provides details for all material Related Party transactions so that readers of the financial statements can better assess and predict the possible impact on performance.

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

The Company authorized Yilaime NC to transfer 3,616,059 of these shares pursuant to the Company's effective registration statement on Form S-1/A on November 5, 2015.

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

The Company also leased office space from Yilaime NC for $1,800/month.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for twelve months ending December 31, 2015:

Operating Statement Related Party Transactions (for twelve months ending December 31, 2015 and April 22 2014 inception through December 31, 2014)

(a) $200,000 and $50,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $126,197 and $52,113 in expenses under costs of revenues paid to Yilaime for services pursuant to the Service Agreement;

(c) $15, 300 and $5,400 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement;

(d) $180,961 and $0 for Commission and Fees paid to Perkins Hus Export Corporation pursuant to its qualification as an Interest Charge - Domestic International Sales Corporation ("IC-DISC"); and

(e) $393,390 and $0 for general and administrative operating expenses recorded as stock compensation for Mr. Perkins, Mr. Phuati, Dr. Wang and Gatabaki, Mr. Wang, and Ms. Lindsey’s respective employment agreements.

Balance Sheet Related Party Transactions (on December 31, 2015 and 2014)

(a) $35,779 and $0 net account receivables Yilaime owes to the Company;

(b) $3,860 and $0 investment under assets associated with the Stock Exchange Agreement; and

(c) $1,233,198 and $1,363,198 as deferred compensation pursuant to respective employment agreements.

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

NOTE 8. COMMITMENT

As stated in Note 4 above, the Company has entered a business agreement to establish operations in Meishan Island, China. The Company paid $25,000 in 2015, and is committed to paying $75,000 starting on or before December 31, 2016 for the related start-up cost to the individual who is responsible for establishing operations in Meishan Island, China.

(1) Yilaime Corporation is not to be confused with Yilaime Corporation in North Carolina. However, with each corporation, Alton Perkins is a control person.

-F-20-