Form 10-Q
period 2016-03-31
AMERICATOWNE Inc.
filed 2016-05-16
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2016, the issuer had 26,762,378 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICATOWNE Inc. Financial Statements (Unaudited)
Contents

AMERICATOWNE Inc.
Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$692,654	$641,663
Accounts receivable, net	839,113	823,144
Accounts receivable, net - related parties	208,387	35,779
Other receivables - related parties	12,077	-
Prepayment-current	643	2,594
Total Current Assets	1,752,874	1,503,180

Prepayment-non current	7,999	8,161
Property, plant and equipment, net	19,132	18,357
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$1,824,196	$1,573,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,000	$121,408
Deferred revenues-current	4,542	4,542
Notes payable	-	10,000
Income tax payable	62,475	35,747
Total Current Liabilities	70,017	171,697
Deferred revenues-non current	57,386	58,521
Total Liabilities	127,403	230,218

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
26,762,378 and 25,243,205 shares issued and outstanding	2,676	2,524
Additional paid-in capital	2,826,889	2,438,099
Deferred compensation	(1,296,674)	(1,233,198)
Receivable for issuance of stock	(15,000)	-
Retained Earnings	178,902	136,246
Shareholders' Equity	1,696,793	1,343,671
Total Liabilities and Shareholders' Equity	$1,824,196	$1,573,889

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc. Statement of Operations (Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Revenues
Sales	$146,135	$166,136
Services-related parties	190,000	50,000
	336,135	216,136
Cost of Revenues-Related Parties	28,662	36,711
Gross Profit	307,473	179,425

Operating Expenses
General and administrative	173,769	128,409
Professional fees	63,839	16,714
Total operating expenses	237,608	145,123
Income from operations	69,865	34,302

Other Expenses
Interest expenses	482	-

Provision for income taxes	26,728	-
Net Income	$42,655	$34,302

Earnings per share - basic and diluted	$0.002	$0.002
Weighted average shares outstanding- basic and diluted	25,919,187	19,144,232

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc.
Statement of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Operating Activities:
Net income	$42,655	$34,302
Adjustments to reconcile net income to net cash provided by operations
Depreciation	991	-
Stock Compensation	80,821	93,579
Push-down accounting application	-	-
Bad debt provision	7,497	1,590
Changes in operating assets and liabilities:
Accounts receivable, net	(193,699)	(123,661)
Other receivable - related parties	(12,077)	-
Prepayment	2,112	161
Accounts payable and accrued expenses	40,760	(2,315)
Deferred revenues	(1,135)	(1,136)
Income tax payable	26,728	-
Net cash provided by (used in) operating activities	(5,347)	2,520

Investing Activities:
Purchase of fixed assets	(1,765)	(6,932)
Net cash used in Investing activities	(1,765)	(6,932)

Financing Activities:
Proceeds from issuance of common stock	58,103	-
Net cash provided by financing activities	58,103	-

Increase (Decrease) in cash and cash equivalents	50,991	(4,412)
Cash and cash equivalents at beginning of period	641,663	16,403
Cash and cash equivalents at end of period	$692,654	$11,991

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Consolidated Financial Statements

 AMERICATOWNE Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014. The Company is engaged in exporting and consulting in the exporting of American made goods, products and services to China and Africa through strategic relationships in China and in the United States, which is referred to internally by the Company as the "AmericaTowne Platform". The Company's forward-looking vision is to create a physical location called AmericaTowne in China that incorporates business selling the "American experience" in housing, retail, senior care and entertainment. The Company's Registration Statement on Form S-1/A went effective on November 6, 2015. This Form S-1/A is incorporated herein by reference.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the period from April 22, 2014 (inception) through December 31, 2014, and December 31, 2015.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 2016, and the results of its operations and cash flows for the three months ended March 31, 2016. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For three months ended March 31, 2016 and 2015, depreciation expense is $991 and $0, respectively.

Investments

Investments primarily include cost method investments. On March 31, 2016, the carrying amount of investments is $3,860. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of March 31, 2016. See Note 7; Related Party Transactions.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On December 31, 2015 and March 31, 2016, there are no deferred tax assets and liabilities. The Company had $62,475 and $35,747 of income tax liability as of March 31, 2016 and December 31, 2015 respectively.

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

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

For the three months ended March 31, 2016 and 2015, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On March 31, 2016, all assets and liabilities are located in the United States where the income and expense has been incurred since inception to March 31, 2016.

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

We have had no goodwill impairment charges for the three months ended March 31, 2016 and 2015. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for March 31, 2016, in the amount of $1,047,500 are for Export Service Agreements with 24 exporter and 6 trade center receivable balances. The Company's allowance for bad debt is $99,902, which provides a net receivable balance of $1,047,500.

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

Accounts receivable consist of the following:

	March 31	December 31
	2016	2015
Accounts receivable	$928,047	$913,666
Accounts receivable- related parties	219,355	37,662
Less: Allowance for doubtful accounts	(99,902)	(92,405)
Accounts receivable, net	$1,047,500	$858,923

Bad debt expense was $7,497 and $1,590 for the three months ended March 31, 2016 and 2015, respectively.

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

NOTE 4. NOTES PAYABLE

On February 1, 2016, a $107,760 promissory note was issued to Mr. Xianghai Lin for operations in Meishan and elsewhere in China. The note bears a 5% annual interest rate and its principal and accrued interest are due on December 31, 2016. After the maturity date, the interest rate will increase to 10.5%. This Note is secured by the personal guarantee of Alton Perkins, Chairman of the Company.

On February 13, 2016 a note previously issued to Mr. Xianghai Lin with a balance of $10,935 was exchanged for 3,976 shares of the Company’s common stock.

On February 13, 2016 the $107,760 note was exchanged for 39,185 shares of the Company’s common stock.

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2016:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 26,762,378 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. STOCK BASED COMPENSATION

On February 3, 2016, the Company entered into an Employment, Lock-Up and Options Agreement with Jay Hsu to serve as the Company's Manager of Finance and Investments. The term of the agreement is three years with an option held by the Company to extend employment for another year. The Company issued 477,190 shares of common stock to Mr. Hsu in consideration of his services during the term, and to the extent the Company has sufficient cash flow and capital, the Company may elect to include money compensation to Mr. Hsu for his services.

On March 22, 2016, the Company entered into an Employment, Lock-Up and Options Agreement with Lilian Nekesa Mabonga to serve as the Company's Executive Vice President of Business Development. The term of the agreement is three years with an option held by the Company to extend employment for another year. The Company issued 100,000 shares of common stock to Ms. Mabonga in consideration of her services during the term, and to the extent the Company has sufficient cash flow and capital, the Company may elect to include money compensation to Ms. Mabonga for her services.

For the three months ended March 31, 2016 and 2015, $80,821 and $93,579 of stock compensation were charged to operating expenses, respectively. $1,296,674 and $1,233,198 were recorded as deferred compensation as of March 31, 2016 and 2015, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

Yilaime Corporation, a Nevada corporation ("Yilaime") and Yilaime Corporation of NC ("Yilaime NC") are related parties to the Company. Yilaime is a "Control Party" to AmericaTowne because it has title to greater than 50% of the issued and outstanding shares of common stock in the Company. Alton Perkins is the majority shareholder and controlling principal of Yilaime, Yilaime NC, Perkins DISC and the Company. Additionally, for those “trade centers” set forth below, Mr. Perkins directs all major activities and operating policies of each entity. The common control may result in operating results or a financial position significantly different from that, which would have been obtained if the enterprises were autonomous. Further, pursuant to ASC 850-10-50-6 the Company lists and provides details for all material Related Party transactions so that readers of the financial statements can better assess and predict the possible impact on performance.

Nature of Related Parties' Relationship

On October 8, 2014, the Company entered into the Stock Exchange Agreement with Yilaime NC. Pursuant to the terms of the Stock Exchange Agreement, in consideration for the issuance of 3,616,059 shares of common stock in the Company to Yilaime NC, Yilaime NC conveyed 10,848,178 shares of its restricted common stock to the Company. The intent of the parties in executing and performing under the Stock Exchange Agreement is to effectuate tax-free reorganization under Section 368 of the Internal Revenue Code of 1986. The Company issued the 3,616,059 shares of common stock to Yilaime NC on May 14, 2015. As result of receiving 10,848,178 shares of issued and outstanding common stock in Yilaime (4.5% of issued and outstanding), the Company recorded a $3,860 investment in use of Cost Method.

The Company authorized Yilaime NC to transfer 3,616,059 of these shares pursuant to the Company's effective registration statement on Form S-1/A on November 5, 2015.

The Company entered into a Service Provider Agreement with Yilaime on October 27, 2014 (the "Service Agreement") wherein certain "Export Funding and Support Services" and "Occupancy Services," as defined therein, are provided to the Company in consideration for a fee. In addition to these fees, Yilaime has to pay an Operations Fee to the Company for exclusive rights. Mr. Perkins is the Chief Executive Officer of the Company and is the majority shareholder and controlling person of Yilaime. The Company recognizes and confirms the requirements in ACS 850-10-50-6 to disclose all related party transactions between the Company and Yilaime, and any other related party transactions and or relationships, as set forth below.

Trade Center Agreement – Pennsylvania and Philadelphia

On December 19, 2015, the Company entered into two separate United States Trade Center Agreements with Samuel Muli (the “Muli Trade Center Agreement”) and Raphael Mutava Kimulu (the “Kimulu Trade Center Agreement”). The terms and conditions associated with these two separate and distinct agreements are set forth in the disclosures on Form 8-K dated December 21, 2015. Mr. Muli and Mr. Kimulu are shareholders of the Company, but the agreements do not present any known conflict of interest. However, a conflict of interest could arise in the event of any dispute under the agreements.

Under the Muli Trade Center Agreement and the Kimulu Trade Center Agreement, the respective parties have agreed to organize a limited liability company in order to support the AmericaTowne export program and facilitate taking advantage of the Immigrant Investor Program administered by the United States Citizenship and Immigration Services commonly referred to as the “EB-5” visa (referred to as the “EB-5 Program”) for a particular geographical location whereby the Company, or a wholly-owned subsidiary of the Company, would own 57% of the authorized units and the “Service Provider” would own 8% of the authorized units, and the EB5 investor, if any, up to 35%. If there is no EB5 investor, the Company or its wholly-owned subsidiary would own the 35% allocated for the EB5 investor, until if and when an EB5 investor participates. The parties under both agreements agree that the respective company’s ownership may change as directed by the Company to accommodate other investors including those investors that may participate under the EB-5 Program. The Company entered into an EB-5 Project Advisory and Fee Agreement with Artisan Business Group, Inc. on February 4, 2016, as disclosed in the Company’s Form 8-K dated February 5, 2016.

In the case of the Muli Trade Center Agreement, the geographical location is Souderton, Pennsylvania, and those the anticipated “trade center” has been commonly referred to as “AmericaTowne PA.” However, AmericaTowne PA is not an actual entity or physical location at this time. The use of the term AmericaTowne PA is for definition purposes only. The same holds true with the Kimulu Trade Center Agreement. The anticipated “trade center” for this location has been defined as “AmericaTowne Philadelphia.”

Trade Center Agreement – New Jersey

On January 15, 2016, the Company entered into a United States Trade Center Agreement with Quintus A. MacDonald, an individual (“MacDonald”) located at 5504 Tanglewood Pine Lane in Raleigh, North Carolina 27610 (the “MacDonald Trade Center Agreement”). The terms and conditions associated with the agreement are set forth in the Company’s Form 8-K dated January 22, 2016.  Mr. MacDonald is not a shareholder of the Company. The anticipated “trade center” has been commonly referred to as “AmericaTowne New Jersey.” However, AmericaTowne New Jersey is not an actual entity or physical location at this time. Rather, the use of the term AmericaTowne New Jersey is for definition purposes only.

Under the MacDonald Trade Center Agreement, the parties agreed to organize a limited liability company in order to facilitate the EB-5 Program for a particular geographical location whereby the Company, or a wholly-owned subsidiary of the Company, would own 57% of the authorized units and the “Service Provider” would own 8% of the authorized units, and the EB5 investor, if any, up to 35%. If there is no EB5 investor, the Company or its wholly-owned subsidiary would own the 35% allocated for the EB5 investor, until if and when an EB5 investor participates. In the case of MacDonald, the geographical location is Souderton, Pennsylvania. The parties under the MacDonald Trade Center Agreement agree that the company’s ownership may change as directed by the Company to accommodate other investors including those investors that may participate under the EB-5 Program.

Trade Center Agreement – Yilaime Nairobi

On March 21, 2016, the Company entered into a Trade Center Agreement with Yilaime Nairobi Limited (“Yilaime Nairobi”), a limited liability company registered in Nairobi, Kenya located at Suite 4, Machera Court, Komo Lane, Wood Avenue, Kilimani, P.O Box 1348-00502, Nairobi Kenya (the “Nairobi Agreement”). The terms and conditions associated with the agreement are set forth in the Company’s disclosures on Form 8-K dated April 11, 2016. The physical location of Yilaime Nairobi is Nine Planets Apartments, Apartment  J3, Kabarnet Road, P.O Box 1348-00502, Nairobi, Kenya.

Yilaime Nairobi is not a shareholder of the Company. Yilaime Nairobi’s Articles of Association were filed on November 18, 2015. Its Certificate of Incorporation was filed on December 7, 2015. Mr. Perkins is the majority and controlling shareholder of Yilaime Nairobi. In addition, Lilian Mabonga is a shareholder of Yilaime Nairobi, in addition to being a shareholder of the Company and its Vice President of Business Development for Africa Operations. Daniel Gatabaki is also a shareholder in Yilaime Nairobi and the Company, and he serves as the Company’s Manager of Finance and Investments.

Trade Center Agreement – Nigeria

On March 25, 2016, the Company entered into a Trade Center Agreement with Toni Oyelowo with an address for notice purposes of Femaugust Consultant Nig Ltd 4 Oyelowo Close; Surulere, Lagos Nigeria (the “Nigeria Trade Center Agreement”). The terms and conditions associated with the Nigeria Trade Center Agreement are set forth in the Company’s disclosures on Form 8-K dated April 11, 2016. Ms. Oyelowo is a shareholder of the Company. The anticipated “trade center” has been commonly referred to as “AmericaTowne Nigeria.” However, AmericaTowne Nigeria is not an actual entity or physical location at this time. Rather, the use of the term AmericaTowne Nigeria is for definition purposes only.

Under the Nigeria Trade Center Agreement, the parties agreed to organize a limited liability company whereby the Company, or a wholly-owned subsidiary of the Company, would own 75% of the authorized shares and the “Service Provider” would own 25% of the authorized shares. The geographical location under the Nigeria Trade Center Agreement is the Country of Nigeria. There is no related party relationship between Ms. Oyelowo and AmericaTowne Nigeria, and the Company and its principal officers, other than Ms. Oyelowo being a shareholder of the Company.

Trade Center Agreement – Ghana

On March 28, 2016, the Company entered into a Trade Center Agreement with Mr. Joseph Tackie with an address for notice purposes of P. O. Box CT3827, Cantonments, Accra, Ghana (the “Ghana Trade Center Agreement”). The terms and conditions of the Ghana Trade Center Agreement are set forth in the Company’s disclosures on Form 8-K dated April 11, 2016. Mr. Tackie is a shareholder of the Company. The anticipated “trade center” has been commonly referred to as “AmericaTowne Ghana.” AmericaTowne Ghana is located at World Trade Center (1st Floor), 29 Independence Avenue, Accra, Ghana.

Under the Ghana Trade Center Agreement, the parties agreed to organize a limited liability company whereby the Company, or a wholly-owned subsidiary of the Company, would own 75% of the authorized shares and the “Service Provider” owns 25% of the authorized shares. The geographical location under the Ghana Trade Center Agreement is the Country of Ghana.

The Company also leased office space from Yilaime NC for $1,800/month.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for three months ending March 31, 2016:

Operating Statement Related Party Transactions (for three months ending March 31, 2016).

(a) $50,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $140,000 in Trade Center Service Agreement Revenue;

(c) $28,662 in expenses under costs of revenues paid to Yilaime for services pursuant to the Service Agreement;

(d) $26,581 for general and administrative expenses for commissions and fees.

(d) $5,400 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement;

(e) $80,821 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

Balance Sheet Related Party Transactions (on March 31, 2016)

(a) $45,355 account receivables Yilaime owes to the Company; and $174,000 Trade Center receivables owed to the Company.

(b) $3,860 investment under assets associated with the Stock Exchange Agreement

(c) 16,536 shares issued to Perkins Hsu Export Corporation (an Interest Charge - Domestic International Sales Corporation ("IC-DISC")) at $2.75 per share in an exchange for an Accounts Payable of $45,472.76 owed by the Company.

(d) $1,296,674 as deferred compensation pursuant to respective employment agreements.

(e) On March 29, 2016, the Company paid $12,077 for Yilaime Nairobi Ltd. to purchase mining equipment. The amount was recorded as other receivables-related parties on March 31, 2016.

(1) Yilaime Corporation is not to be confused with Yilaime Corporation in North Carolina. However, with each corporation, Alton Perkins is a control person.

Item 2.

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Quarterly Report on Form 10-Q contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Description of Business

The Company is engaged in exporting and consulting in the exporting of American made goods, products and services to China and Africa through strategic relationships in China and in the United States, which is referred to internally by the Company as the "AmericaTowne Platform". The AmericaTowne Platform is advanced, in part, through the trade center agreements defined above as: (a) AmericaTowne New Jersey, (b) AmericaTowne PA, (c) AmericaTowne Philadelphia, (d) AmericaTowne Ghana, (e) AmericaTowne Nigeria and (f) Yilaime Nairobi. Yilaime Nairobi has an actual physical location and operations, as disclosed herein. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objectives or that we will be able to meet our financing needs to accomplish our objectives.

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

The Company currently has 24 exporters and 7 trade center operators in our export program. In addition, Manhattan Institute of Management and six institutions associated with Student Resource USA (Capella University, Walden University, Western Governors University, Northcentral University, Belhaven University and National University) are represented in our education export initiative.

In the first quarter of 2016, we completed our initial trade operations with Janssen Farmers Inc. (“Janssen”). Janssen and the Yilaime Nairobi center were instrumental in completing our first export transaction allowing the shipment of mining equipment to Nairobi Kenya. In this quarter, we received approval for our first education export action where a student the Company referred was accepted into Manhattan Management Institute education program. In addition, our office in Raleigh, North Carolina is operational, recently expanded and serves as our base and model for our six other Export Trade Centers.

We are completing the registration process for AmericaTowne PA and AmericaTowne Philadelphia, both of which we believe are near operational status. Incorporators or organizers of AmericaTowne New Jersey and AmericaTowne Nigeria are participating in training in our Raleigh, North Carolina office. AmericaTowne Ghana and AmericaTowne Nigeria are completing registration including organizing and filing documents for a business charter to operate within the country. We are planning to develop and expand our operations in Raleigh to a larger complex that will house exporters from the United States, Africa, and China. In addition, we have developed an intern program with students primarily from Duke, North Carolina University and North Carolina State University. Promising students with interests in business, exporting and international trade are participating in the Company’s intern program starting in May 2016.

In addition to trade center expansion and actions in Meishan, China, government officials in Tianjin, China have invited the Company to develop an export trade center and AmericaTowne community in Tianjin, China. Mr. Perkins is planning to travel to China in June 2016 to meet with officials from the Tianjin Economic Development Agency (TEDA), Tianjin Binhai New Area to seek an agreement for an additional export operation in China. In addition, the Sino Singapore Eco-City Administrative Committee has invited the Company to its Eco-City to discuss locating an AmericaTowne community in their Eco-City. Though we anticipate promising results, we do not know the outcome of the visits.

Though we are planning to develop additional United States trade centers in other areas in the United States and Africa, other than those set forth above, we are completing preliminary work in setting up these locations. As set forth above, AmericaTowne Nairobi and AmericaTowne Ghana are operational with physical locations. The Company is looking at structuring other trade centers in Nigeria, Ivory Coast, and other locations, some of which are going through the registration process; however, these locations may never be operational.

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

At present, the bulk of our operations take place at our Raleigh, North Carolina office, which acts as a model for plans for our United States Trade Center operations. We are in the process of outfitting our operations in Meishan and possibly other locations in China. We have hired two full-time managers to operate the facilities located at Meishan and other locations in China.

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

To achieve its long-term objectives, the Company intends on shifting its revenue stream from a United Stated-based to a China-based stream by fully operating all planned activities at the planned Meishan and other trade centers, and activities within our AmericaTowne complexes and Chinese-based internet sites. Each of the Company's four core initiatives presents challenges, risks, and opportunities.

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

Additionally, going forward we expect to take advantage of the various export tax laws that will help our cash flow position as well as assist our exporters with their growth. There is no assurance that our plans will be successful. There will be cost to bring all of the planned facilities online in China, including the costs involved with the Trade Center in Meishan and other locations in China. While we do have a plan to cover these costs, there can be no assurance that our plan will be successful. While we have discussed the possibility of outside investments in various forms, there are no agreements in place or any assurance that they will be realized in the future.

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

Results of Operations for the Three Months Ended March 31, 2016

Our operating results for the three months ended March 31, 2016 are summarized as follows:

Three months ended March 31, 2016
Revenues	$336,135
Cost of Revenues	$28,662
Operating Expenses	$237,608

Net Income	$42,655

Revenues

During the first quarter of 2016, the Company had sales of $336,135. In 2016, the Company's sales consisted of $286,135 in primarily Export Service Agreements, and $50,000 in services to related parties for Operations Fees. The Cost of Revenue to related parties was $28,662. The $286,135 in revenue was from Service Fees charged to Hosano Home Health Care ($35,000), and Golden Venture and Community and Veterans Resource ($55,000 each), and trade centers in New Jersey, Nairobi, Nigeria, and Ghana ($35,000 each) and $1,135 in deferred revenue.

Operating Expenses

Our expenses for the three months ended March 31, 2016 are outlined in the table below:

Three months ended March 31, 2016
General and administrative	$173,769
Professional fees	$63,839
Total operating expenses	$237,608

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and implementation of our business plan.

Net Income

As a result of our operations, the Company reported net income after tax obligations of $42,655 for the first Quarter of 2016.

Liquidity and Capital Resources

Working Capital

March 31, 2016
Current Assets	$1,752,874
Current Liabilities	$70,017
Working Capital	$1,682,857

Cash Flow

Three months ended March 31, 2016
Net cash used in operating activities	$5,347
Net cash used in investing activities	$1,765
Net cash provided by financing activities	$58,103
Increase in cash	$50,991

Cash Used in Operating Activities

Our payment of accounts payable for the three months ended March 31, 2016, was the main contributing factor for our negative operating cash flow.

Cash Used in Investing Activities

We spent $1,765 on fixed assets for the three months ended March 31, 2016.

Cash Provided by Financing Activities

We received proceeds of $58,103 from issuing common stock for the three months ended March 31, 2016.

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2016, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of March 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company incorporates by reference all prior disclosures for the period identified herein. The number of shares sold during the quarter under our direct public offering was 73,510.

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
Date: May 13, 2016

-32-