Form 10-Q
period 2016-06-30
AMERICATOWNE Inc.
filed 2016-08-15
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 6, 2016, the issuer had 26,831,311 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICATOWNE Inc. Financial Statements (Unaudited)
Contents

AMERICATOWNE Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$670,293	$641,663
Accounts receivable, net	1,542,178	823,144
Accounts receivable, net - related parties	184,775	35,779
Other receivables - related parties	58,918	-
Prepayment-current	644	2,594
Total Current Assets	2,456,808	1,503,180

Prepayment-non current	7,837	8,161
Property, plant and equipment, net	22,297	18,357
Goodwill	247,323	40,331
Investments	3,860	3,860
Total Assets	$2,738,125	$1,573,889

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$457,441	$121,408
Deferred revenues-current	4,542	4,542
Notes payable	-	10,000
Other payables	2,316	-

Deposit from customers	30,000
Income tax payable	68,825	35,747
Total Current Liabilities	563,124	171,697
Deferred revenues-non current	56,251	58,521
Total Liabilities	619,375	230,218

Commitments & Contingencies

EQUITY
AMERICATOWNE Inc. Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
26,831,311 and 25,243,205 shares issued and outstanding	2,683	2,524
Additional paid-in capital	2,993,947	2,438,099
Deferred compensation	(1,187,700)	(1,233,198)
Receivable for issuance of stock	(16,100)	-
Retained Earnings	284,449	136,246
Total AMERICATOWNE Inc. Stockholders' Equity	2,077,279	1,343,671
Noncontrolling interest	41,471	-
Total Equity	2,118,750	1,343,671

Total Liabilities and Equity	$2,738,125	$1,573,889

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc.

Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015

Revenues
Sales	$855,135		$291,135		$1,001,270		$457,271
Services-related parties	85,000		50,000		275,000		100,000
	940,135		341,135		1,276,270		557,271
Cost of Revenues-Related Parties	431,242		29,162		459,904		65,873
Gross Profit	508,893		311,973		816,366		491,398

Operating Expenses
General and administrative	334,830		122,259		508,599		250,668
Professional fees	52,357		25,803		116,196		42,517
Total operating expenses	387,187		148,062		624,795		293,185
Income from operations	121,706		163,911		191,571		198,213

Other Expenses (Income)	(3,529)		291		(3,047)		291

Provision for income taxes	6,350		74,012		33,078		74,012
Net Income	118,885		89,608		161,540		123,910

Less: Net income attributable to the noncontrolling interest		(13,338)		-		(13,338)

Net income attributable to AMERITOWNE Inc.
common stockholders	$105,547	$89,608	$148,202	$123,910

Earnings per share - basic and diluted	$0.00	$0.00	$0.01	$0.01
Weighted average shares outstanding- basic and diluted	26,774,532	21,195,200	26,346,859	20,175,381

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc.
Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015

Operating Activities:
Net income	$161,540	$123,910
Adjustments to reconcile net income to net cash provided by operations
Depreciation	1,981	347
Stock Compensation	189,795	187,158
Stock issued for services	875	-
Bad debt provision	43,507	18,898
Changes in operating assets and liabilities:
Accounts receivable, net	(911,537)	(379,936)
Other receivable - related parties	(58,918)	-
Prepayment	2,274	323
Accounts payable and accrued expenses	491,343	(3,539)
Deferred revenues	(2,270)	(2,271)
Other payables	2,316	-
Deposit from customers	30,000	-
Income tax payable	33,078	74,012
Net cash provided by (used in) operating activities	(16,016)	18,902

Investing Activities:
Purchase of fixed assets	(5,921)	(7,739)
Acquisition of investment	(175,000)	-
Net cash used in Investing activities	(180,921)	(7,739)

Financing Activities:
Proceeds from issuance of common stock	225,567	-
Proceeds from loan payable	-	4,500
Net cash provided by financing activities	225,567	4,500

Increase (Decrease) in cash and cash equivalents	28,630	15,663
Cash and cash equivalents at beginning of period	641,663	16,403
Cash and cash equivalents at end of period	$670,293	$32,066

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014. The Company is engaged in exporting and consulting in the exporting of American made goods, products and services to China and Africa through strategic relationships in China and in the United States, which is referred to internally by the Company as the "AmericaTowne Platform". The Company's forward-looking vision is to create a physical location called AmericaTowne in China that incorporates business selling the "American experience" in housing, retail, education, senior care and entertainment.

On June 6, 2016, the “Company” purchased the majority and controlling interest in ATI Modular Technology Corp (“ATI Modular”), formerly Global Recycle Energy, Inc. through the acquisition of 100,000,000 shares (86%) of restricted common stock. The Stock Purchase and Sale Agreement dated June 2, 2016 (the “SPA”) closed on June 6, 2016 with the $175,000 payment of the purchase price to Joseph Arcaro, prior shareholder of ATI Modular Technology Corp.

ATI Modular Technology Corp, formerly Global Recycle Energy, Inc. was incorporated under the laws of the State of Nevada on March 7, 2008. The Company is engaged in the development and the exporting of modular energy efficient technology and processes that allow government and private enterprises in China to use US based methods for creating modular spaces, facilities, and properties. The Company's forward-looking vision is to create a physical location and manufacturing facility that promotes the export of US based technology, equipment, and process that focuses on building modular buildings, and structures of all types that will be used by both the public and private building and technology sectors in China.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2016, and the results of its operations and cash flows for the three months ended June 30, 2016. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For six months ended June 30, 2016 and 2015, depreciation expense is $1,981 and
$347, respectively.

Investments

Investments primarily include cost method investments. On June 30, 2016, the carrying amount of investments is $3,860. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of June 30, 2016. See Note 7; Related Party Transactions.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On December 31, 2015 and June 30, 2016, there are no deferred tax assets and liabilities. The Company had $68,825 and $35,747 of income tax liability as of June 30, 2016 and December 31, 2015, respectively.

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

For the six months ended June 30, 2016 and 2015, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On June 30, 2016, all assets and liabilities are located in the United States where the income and expense has been incurred since inception to June 30, 2016.

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

Pursuant to applicable rules (FASB ASC 805-50-S99) ATI Modular Technology Corp (“ATI Modular”) used push down accounting to reflect AmericaTowne Inc.’s purchase of 86% of the shares of ATI's common stock. Joseph Arcaro, the ATI Modular's prior controlling shareholder entered into an agreement to sell an aggregate of 100,000,000 shares of ATI Modular's common stock to AmericaTowne Inc. effective upon the closing date of the Share Purchase Agreement dated June 2, 2016. Joseph Arcaro executed the agreement and owned no shares of ATI Modular's common stock. This transaction resulted in AmericaTowne Inc. retaining rights, title and interest to 86% of issued and outstanding shares of common stock in ATI Modular.

The purchase cost for the agreement was $175,000. The implied fair value of ATI Modular’s net assets is $203,133 which is used as a new accounting basis for its net assets. Since there was no assets on ATI Modular's book on June 6, 2016, to make ATI Modular's net assets $203,133, ATI Modular recorded $206,992 in goodwill ($206,992-$3,859=$203,133; $3,859 was a liability of accounts payable). Therefore, in recognizing push down accounting, ATI Modular's net asset increased by the amount reflected by Goodwill.

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

There were no sales returns and allowances from inception to June 30, 2016.

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

We have had no goodwill impairment charges for the three months ended June 30, 2016 and 2015. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for June 30, 2016, in the amount of $1,726,953 are for Export Service Agreements with 27 exporter and 7 trade center receivable balances. The Company's allowance for bad debt is $135,912, which provides a net receivable balance of $1,726,953.

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

Accounts receivable consist of the following:

	June	December
	30	31
	2016	2015
Accounts receivable	$1,668,365	$913,666
Accounts receivable- related parties	194,500	37,662
Less: Allowance for doubtful accounts	(135,912)	(92,405)
Accounts receivable, net	$1,726,953	$858,923

Bad debt expense was $43,507 and $18,898 for the six months ended June 30, 2016 and 2015, respectively.

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

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2016:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 26,831,311 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. STOCK BASED COMPENSATION

For the six months ended June 30, 2016 and 2015, $189,795 and $187,158 of stock compensation were charged to operating expenses, respectively. $1,187,700 and $1,233,198 were recorded as deferred compensation on June 30, 2016 and December 31, 2015, repspectively.

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

In addition, Joseph Arcaro is ATI Modular’s prior Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors.

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

On June 6, 2016 the Company purchased the majority and controlling interest in Global Recycle Energy, Inc., a Nevada corporation (“GREI”; OTC Pink: GREI) whose name was changed to ATI Modular Technology Corp (ATI Modular) through the acquisition of 100,000,000 shares of restricted common stock from Joseph Arcaro (“Arcaro”). The Stock Purchase and Sale Agreement dated June 2, 2016 (the “SPA”) closed on June 6, 2016 with the payment of the purchase price to Arcaro of $175,000 and the transfer of the restricted common stock certificate to the Company. The Company recognizes and confirms the requirements in ACS 850-10-50-6 to disclose all related party transactions between the Company and Yilaime, and any other related party transactions and or relationships, as set forth below.

Trade Center Agreement – Ivory Coast

On May 16, 2016, the Company entered into a Trade Center Agreement with Anita Afua Gyasiwah Arthur with an address for notice purposes of Apt 19B, Blvd de Marseille, Abidjan 01, Côte d’Ivoire, Ivory Coast (the “Ivory Coast Trade Center Agreement”). The terms and conditions associated with the Ivory Coast Trade Center Agreement are set forth in the Company’s disclosures on Form 8-K dated May 18, 2016. Ms. Arthur is a shareholder of the Company. The anticipated “trade center” has been commonly referred to as “AmericaTowne Ivory Coast.” However, AmericaTowne Coast is not an actual entity or physical location at this time. Rather, the use of the term AmericaTowne Coast is for definition purposes only.

Under the Ivory Coast Trade Center Agreement, the parties agreed to organize a limited liability company whereby the Company, or a wholly-owned subsidiary of the Company, would own 75% of the authorized shares and the “Service Provider” would own 25% of the authorized shares. The geographical location under the Ivory Coast Trade Center Agreement is the Country of Ivory Coast. There is no related party relationship between Ms. Arthur and AmericaTowne Ivory Coast, and the Company and its principal officers, other than Ms. Arthur being a shareholder of the Company.

The Company also leased office space from Yilaime NC for $3,416/month.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for six months ending June 30, 2016:

Operating Statement Related Party Transactions (for six months ending June 30, 2016).

(a) $100,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $175,000 in Trade Center Service Agreement Revenue;

(c) $117,062 in expenses under costs of revenues paid to Yilaime for services pursuant to the Service Agreement;

(d) $212,451 for general and administrative expenses for commissions and fees.

(e) $12,416 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; $2,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement

(f) $189,795 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

(g) $92,062 for Commission and Fees paid to Perkins Hus Export Corporation pursuant to its qualification as an Interest Charge - Domestic International Sales Corporation ("IC-DISC").

(h) 16,536 shares issued to Perkins Hsu Export Corporation at $2.75 per share in an exchange for an Accounts Payable of $45,472.76 owed by the Company.

(i) $3,859 other income of debt forgiveness from Joseph Arcaro to ATI Modular.

Balance Sheet Related Party Transactions (on June 30, 2016)

(a) $194,500 Trade Center receivables owed to the Company.

(b) $3,860 investment under assets associated with the Stock Exchange Agreement

(c) The Perkins Family Trust purchased 51,671 shares at $2.75 per share for $125,000 pursuant to the Company’s Direct Public Offering. Yilaime purchased 6,216 shares at $2.75 per share for $17,094 pursuant to the Company’s Direct Public Offering.

(d) $1,187,700 as deferred compensation pursuant to respective employment agreements.

(e) $39,677 as other receivables-related parties with Yilaime Nairobi Ltd. for purchase mining equipment and advances; In ATI Modular, $19,241 was booked as other receivables-related parties for advances to officers-Alton Perkins.

(f) In ATI Modular, $30,000 deposit from customers- Yilaime.

(g) Yilaime Corporation is not to be confused with Yilaime Corporation in North Carolina. However, with each corporation, Alton Perkins is a control person.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Description of Business

The Company is engaged in exporting and consulting in the exporting of American made goods, products and services to China and Africa through strategic relationships in China, Africa and in the United States, which is referred to internally by the Company as the "AmericaTowne Platform". The AmericaTowne Platform is advanced, in part, through the trade center agreements defined above as: (a) AmericaTowne New Jersey, (b) AmericaTowne PA, (c) AmericaTowne Philadelphia, (d) AmericaTowne Ghana, (e) AmericaTowne Nigeria (f) AmericaTowne Ivory Coast and (g) Yilaime Nairobi. Yilaime Nairobi has an actual physical location and operations, as disclosed herein. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objectives or that we will be able to meet our financing needs to accomplish our objectives.

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

The Company currently has 27 exporters and 7 trade center operators in our export program. In addition, Manhattan Institute of Management and six institutions associated with Student Resource USA (Capella University, Walden University, Western Governors University, Northcentral University, Belhaven University and National University) are represented in our education export initiative.

In the second quarter of 2016, we continued our export operations by entering an agreement with FEMEB Nigeria Limited of Lagos Nigeria to deliver supplies and machinery. A form 8k filed on May 9, 2016. In this quarter, we received approval for our second education export action where a student the Company referred was accepted into Manhattan Management Institute education program. In addition, we signed an agreement to either acquire or develop an Export Trade Center Complex for our operations in Raleigh, North Carolina. A Form 8K on the agreement was filed May 24, 2016.

The Company’s intern program is well underway with students primarily from Duke, North Carolina University and North Carolina State University. Promising students with interests in business, exporting and international trade are actively participating in the Company’s intern program.

On June 6, 2016, the Company purchased the majority and controlling interest in Global Recycle Energy, Inc., a Nevada corporation (“GREI”; OTC Pink: GREI) whose name was changed to ATI Modular Technology Corp (ATI Modular), The Company’s goal from inception of AmericaTowne has been to expand and diversify operations and holdings, and to continue to evaluate acquisition targets in furtherance of our short-term and long-term objectives. The acquisition, and the potential for a business combination with a partner or two within this entity using the AmericaTowne platform further these objectives.

From June 16 -28, 2016, at the invitation of Government officials the Company visited Shexian, Xiamen, Zhangzhou, and Longyan China. In Shexian two agreements for AmericaTowne Communities and Modular Construction were signed with Shexian County Investment Promotion Bureau (the “Shexian County Bureau”) (hereinafter, the “Cooperative Agreement”). The first Cooperative Agreement related to the building of modular construction and development, and the second Cooperation Agreement related to the construction of an AmericaTowne location, as disclosed in prior filings by the Company, in advancing tourism in the Hanwang mountains. The Cooperative agreements were filed on a Form 8K on June 28, 2016.

On going discussions were entered with Longyan Vice Mayor and Director of Economic Development to develop an AmericaTowne Community, International School, and modular construction facility in Longyan. Additionally, the Xiamen Longyan City Chamber of Commerce and the Xiamen City Growth Planning Agency invited the Company to pursue investment and operational opportunities and partnerships with businesses and communities in the Xiamen area. Though no final decisions were made, it is anticipated that the Company in pursuing favorable opportunities as a foreign enterprises, will establish subsidiaries in both Shexian and Xiamen/Longyan China.

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

China's economy and its government impact our revenues and operations. While we have an agreement in place with the government in Meishan Ningbo China to operate the United States International Trade Center in Meishan Island China, and the government of Shexian to operate both a modular construction facility and AmericaTowne communities, there is no assurance that we will operate the businesses successfully. Additionally, the Company will need government approval in China to operate other aspects of our business plan. There is no assurance that we will be successful in obtaining approvals from government entities to operate other aspects of our business plan.

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

Results of Operations for the Three Months Ended June 30, 2016

Our operating results for the three months ended June 30, 2016 are summarized as follows:

Three months ended June 30, 2016
Revenues	$940,135
Cost of Revenues	$431,242
Operating Expenses	$387,187

Net Income	$118,885

Revenues

During the second quarter of 2016, the Company had sales of $940,135. The Company's sales consisted of $890,135 in primarily Export Service Agreements, and $50,000 in services to related parties for Operations Fees. The Cost of Revenue was $431,242, and to related parties was $88,400. The $890,135 in revenue was from Service Fees charged to FEMEB Nigeria Limited ($849,000), student programs ($5,000) and Ivory Coast trade center ($35,000 each) and $1,135 in deferred revenue.

Operating Expenses

Our expenses for the three months ended June 30, 2016 are outlined in the table below:

Three months ended June 30, 2016
General and administrative	$334,830
Professional fees	$52,357
Total operating expenses	$387,187

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and implementation of our business plan.

Net Income

As a result of our operations, the Company reported net income after tax obligations of $118,885 for the second Quarter of 2016.

Results of Operations for the Six Months Ended June 30, 2016

Our operating results for the six months ended June 30, 2016 are summarized as follows:

Six months ended June 30, 2016
Revenues	$1,276,270
Cost of Revenues	$459,904
Operating Expenses	$624,795

Net Income	$161,540

Revenues

For the first two quarters of 2016, total sales were $1,276,270. The Company's sales consisted of $1,176,270 in Service Fees and $100,000 in services to related parties for Operations Fees. Total Cost of Revenue was $459,904, and Cost of Revenue to related parties totaled $117,062. The $1,176,270 in revenue was from Service Fees charged to FEMEB Nigeria Limited for $849,000; $5,000 for the education program; and Ivory Coast, Nigeria, Ghana, Kenya and New Jersey Trade Centers for $35,000 each as related parties, Hosana Home Healthcare Exports for $35,000 and CVRT, and Golden Ventures for $55,000 each. The 117,062 in Costs of Revenues was attributed to payments to Yilaime under its Service Agreement. Costs of Revenue expenses for $342,680 were attributed to supplies and machinery due under the FEMEB Nigeria agreement. We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the third quarter of 2016.

Operating Expenses

Our expenses for the six months ended June 30, 2016 are outlined in the table below:

Six months ended June 30, 2016
General and administrative	$508,599
Professional fees	$116,196
Total operating expenses	$624,795

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and preparing our Form S-1 Registration Statement, and implementing our business plan.

Net Income

As a result of our operations for six months ending June 30, 2016, the Company reported net income after tax obligations of $161,540.

Liquidity and Capital Resources

Working Capital

June 30, 2016
Current Assets	$2,456,808
Current Liabilities	$563,124
Working Capital	$1,893,684

Cash Flow

Six months ended June 30, 2016
Net cash used in operating activities	$16,016
Net cash used in investing activities	$180,921
Net cash provided by financing activities	$225,567
Increase in cash	$53,630

Cash Used in Operating Activities

Increase in accounts receivable for the six months ended June 30, 2016, was the main contributing factor for our negative operating cash flow.

Cash Used in Investing Activities

We spent $1,765 on fixed assets and $175,000 in investments for six months ended June 30, 2016.

Cash Provided by Financing Activities

We received proceeds of $225,567 from issuing common stock for the six months ended June 30, 2016.

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2016, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of June 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company incorporates by reference all prior disclosures for the period identified herein. The number of shares sold during the quarter under our direct public offering was 61,197.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1 and 31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 and 32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/Alton Perkins
AMERICATOWNE, INC.
By: Alton Perkins
Its: Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
Date:  August 15, 2016

-30-