Form 10-Q
period 2016-09-30
AMERICATOWNE Inc.
filed 2016-11-14
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

[Table of Contents]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2016, the issuer had 26,834,775 shares of its common stock issued and outstanding.

[Table of Contents]

[Table of Contents]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICATOWNE Inc. Financial Statements (Unaudited)
Contents

[Table of Contents]

AMERICATOWNE Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$934,144	$641,663
Accounts receivable, net	1,506,887	823,144
Accounts receivable, net - related parties	338,964	35,779
Other receivables - related parties	44,316	-
Prepayment-current	100,644	2,594
Total Current Assets	2,924,955	1,503,180

Prepayment-non current	7,675	8,161
Property, plant and equipment, net	21,099	18,357
Goodwill	218,656	40,331
Investments	3,860	3,860
Total Assets	$3,176,245	$1,573,889

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$358,542	$121,408
Deferred revenues-current	4,542	4,542
Notes payable	-	10,000
Other payables	5,016	-
Deposit from customers	500,000
Income tax payable	71,743	35,747
Total Current Liabilities	939,843	171,697
Deferred revenues-non current	55,116	58,521
Total Liabilities	994,959	230,218

Commitments & Contingencies

EQUITY
AMERICATOWNE Inc. Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
26,834,775 and 25,243,205 shares issued and outstanding	2,683	2,524
Additional paid-in capital	3,143,192	2,438,099
Deferred compensation	(1,090,105)	(1,233,198)
Receivable for issuance of stock	(16,100)	-
Retained Earnings	109,888	136,246
Total AMERICATOWNE Inc. Stockholders' Equity	2,149,558	1,343,671
Noncontrolling interest	31,728	-
Total Equity	2,181,286	1,343,671

Total Liabilities and Equity	$3,176,245	$1,573,889

See Notes to Consolidated Financial Statements

[Table of Contents]

AMERICATOWNE Inc.

Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues
Sales	$1,135	$311,135	$1,002,405	$768,406
Services-related parties	300,000	50,000	575,000	150,000
	301,135	361,135	1,577,405	918,406
Cost of Revenues	162	31,162	460,066	97,035
Gross Profit	300,973	329,973	1,117,339	821,371

Operating Expenses
General and administrative	383,365	115,782	891,964	366,450
Professional fees	70,316	35,965	186,512	78,482
Total operating expenses	453,681	151,747	1,078,476	444,932
Income from operations	(152,708)	178,226	38,863	376,439

Other Expenses (Income)	409	361	(2,638)	652

Provision for income taxes	2,918	19,642	35,996	93,654
Net Income (Loss)	(156,035)	158,223	5,505	282,133

Less: Net income attributable to the noncontrolling interest	(18,526)		(31,864)
Net income attributable to AMERITOWNE Inc.		-		-
common stockholders	$(174,561)	$158,223	$(26,359)	$282,133

Earnings per share - basic and diluted	$(0.01)	$0.01	$(0.00)	$0.01
Weighted average shares outstanding- basic and diluted	26,833,837	22,943,624	26,510,465	21,108,269

See Notes to Consolidated Financial Statements

[Table of Contents]

AMERICATOWNE Inc.
Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

Operating Activities:
Net income	$5,505	$282,133
Adjustments to reconcile net income to net cash provided by operations
Depreciation	3,180	1,078
Stock Compensation	287,390	280,737
Stock issued for services	875	-
Bad debt provision	49,852	29,811
Changes in operating assets and liabilities:
Accounts receivable, net	(1,036,780)	(644,179)
Other receivable - related parties	(44,317)	-
Prepayment	(97,564)	485
Accounts payable and accrued expenses	392,443	2,879
Deferred revenues	(33,405)	(3,406)
Other payables	5,016	-
Deposit from customers	530,000	-
Income tax payable	35,996	93,654
Net cash provided by operating activities	98,191	43,192

Investing Activities:
Purchase of fixed assets	(5,921)	(16,317)
Acquisition of investment	(175,000)	-
Net cash used in Investing activities	(180,921)	(16,317)

Financing Activities:
Proceeds from issuance of common stock	375,211	-
Proceeds from loan payable	-	-
Net cash provided by financing activities	375,211	-

Increase (Decrease) in cash and cash equivalents	292,481	26,875
Cash and cash equivalents at beginning of period	641,663	16,403
Cash and cash equivalents at end of period	$934,144	$43,278

Supplemental disclosure of cash flow information
Interest paid	$-	$638
Income taxes paid	$-	$-

See Notes to Consolidated Financial Statements

[Table of Contents]

AMERICATOWNE Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014. The Company is engaged in exporting and consulting in the exportation of American made goods, products and services to China and Africa through strategic relationships in China and in the United States, which is referred to internally by the Company as the "AmericaTowne Platform". The Company's forward-looking vision is to create a physical location called AmericaTowne in China that incorporates business selling the "American experience" in housing, retail, education, senior care and entertainment. On June 6, 2016, the Company purchased the majority and controlling interest in ATI Modular Technology Corp (“ATI Modular”), formerly Global Recycle Energy, Inc. through the acquisition of 100,000,000 shares (86%) of restricted common stock. The Stock Purchase and Sale Agreement dated June 2, 2016 (the “SPA”) closed on June 6, 2016 with the $175,000 payment of the purchase price to Joseph Arcaro, prior shareholder and sole director and officer of ATI Modular.

ATI Modular is engaged in the development and the exporting of modular energy efficient technology and processes that allow government and private enterprises in China to use US based methods for creating modular spaces, facilities, and properties. The Company's forward-looking vision is to create a physical location and manufacturing facility that promotes the export of US based technology, equipment, and process that focuses on building modular buildings, and structures of all types that will be used by both the public and private building and technology sectors in China.

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

[Table of Contents]

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information 0and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the period from April 22, 2014 (inception) through December 31, 2014, and December 31, 2015.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2016, and the results of its operations and cash flows for the nine months ended September 30, 2016. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and 0disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

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

[Table of Contents]

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

For nine months ended September 30, 2016 and 2015, depreciation expense is $3,180 and $1,078, respectively.

Investments

Investments primarily include cost method investments. On September 30, 2016, the carrying amount of investments is $3,860. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of September 30, 2016.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On September 30, 2016 and December 31, 2015, there are no deferred tax assets and liabilities. The Company had $71,743 and $35,747 of income tax liability as of September 30, 2016 and December 31, 2015, respectively.

[Table of Contents]

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

For the nine months ended September 30, 2016 and 2015, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On September 30, 2016, all assets and liabilities are located in the United States where the income and expense has been incurred since inception to September 30, 2016.

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

[Table of Contents]

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

According to the Stock Purchase and Sale Agreement dated June 2, 2016 (the “SPA”) closed on June 6, 2016, the Company purchased 86% of the shares of ATI Modular. The purchase cost for the agreement was $175,000 and book value of ATI Modular’s net assets on June 2, 2016 is ($3,859). The Company accordingly recognized 178,325 Goodwill in consolidation with ATI Modular.

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

[Table of Contents]

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

[Table of Contents]

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

There were no sales returns and allowances from inception to September 30, 2016.

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

[Table of Contents]

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

We have had no goodwill impairment charges for the nine months ended September 30, 2016. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for September 30, 2016, in the amount of $1,988,108 are for Export Service Agreements with 27 exporter and 7 trade center receivable balances. The Company's allowance for bad debt is $142,257, which provides a net receivable balance of $1,845,851.

Accounts' receivable is stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

Accounts receivable consist of the following:

	Sept 30	Jun 30
	2016	2016
Accounts receivable	$1,586,197	$1,668,365
Accounts receivable- related parties	356,891	194,500
Less: Allowance for doubtful accounts	(142,257)	(135,912)
Accounts receivable, net	$1,800,831	$1,726,953

Bad debt expense was $49,852 and $29,811 for the nine months ended September 30, 2016 and 2015, respectively.

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

[Table of Contents]

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

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2016:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 26,834,775 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. STOCK BASED COMPENSATION

For the nine months ended September 30, 2016 and 2015, $287,390 and $280,737 of stock compensation were charged to operating expenses, respectively. $1,090,105 and $1,233,198 were recorded as deferred compensation on September 30, 2016 and December 31, 2015, respectively.

ATI Modular entered into an employment lock-up agreement on July 1, 2016 with Alton Perkins to serve as the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary. The term of Mr. Perkins' agreement is five years with ATI Modular retaining an option to extend in one-year periods. In consideration for Mr. Perkins' services, ATI Modular has agreed to issue to his designee, the Alton & Xiang Mei Lin Perkins Family Trust, 10,000,000 shares of common stock. ATI Modular may elect in the future to include money compensation to Mr. Perkins or his designee for his services provided there is sufficient cash flow. The shares have not issued on September 30, 2016 and the ATI Modular accrued $500 for related compensation.

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

[Table of Contents]

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

The Company also leased office space from Yilaime NC for $3,416/month.

On June 27, 2016, ATI Modular entered into a Sales and Support Services Agreement with Yilaime. Under the Services Agreement, Yilaime will provide ATI Modular with marketing, sales and support services in the ATI Modular’s pursuit of ATI Modular business in China in consideration of a commission equal to 10% of the gross amount of monies procured for ATI Modular through Yilaime’s services. In consideration of the right to receive this commission, Yilaime has agreed to pay ATI Modular a quarterly fee of $250,000 starting on July 1, 2016. The Services Agreement is set to expire on June 10, 2020, absent early termination for breach thereof by either party. Yilaime retains an option to extend the term under its sole discretion until June 10, 2025 by providing written notice to ATI Modular by March 10, 2019. Yilaime has agreed to be ATI Modular’s exclusive independent contractor in providing the services in the Services Agreement, and has agreed to a non-compete and non-circumvent agreement.

Yilaime is obligated to provide support services only in a manner that is deemed commercially acceptable by Yilaime and Yilaime has the sole right to determine the means, manner and method by which services will be provided and at the time and location of its choosing. Furthermore, as the control person of Yilaime, Mr. Perkins might make decisions he deems are in the best interests of Yilaime, which might be to the detriment of the goals and objectives of ATI Modular.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for nine months ending September 30, 2016:

Consolidated Operating Statement Related Party Transactions (for nine months ending September 30, 2016).

[Table of Contents]

(a) $150,000 and $250,000 in revenues for Yilaime's exclusive agreement with the Company and ATI Modular, respectively;

(b) $175,000 in Trade Center Service Agreement Revenue;

(c) $117,062 in expenses under costs of revenues paid to Yilaime for services pursuant to the Service Agreement;

(d) $463,000 for general and administrative expenses for commissions and fees.

(e) $22,665 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; $7,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement.

(f) $287,390 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

(g) 16,536 shares issued to Perkins Hsu Export Corporation at $2.75 per share in an exchange for an Accounts Payable of $45,472.76 owed by the Company.

(h) $3,859 other income of debt forgiveness from Joseph Arcaro to ATI Modular.

Consolidated Balance Sheet Related Party Transactions (on September 30, 2016)

(a) $165,000 Trade Center receivables owed to the Company.

(b) $191,891 receivables owed to ATI Modular by Yilaime.

(c) $100,000 prepayment made to Yilaime.

(d) Other receivables include $29,639 advances to Officers-Alton Perkins (The Company: $24,327; ATI Modular: $5,312) and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd.

(e) $3,860 investment under assets associated with the Stock Exchange Agreement

(f) The Perkins Family Trust purchased 51,671 shares at $2.75 per share for $125,000 pursuant to the Company’s Direct Public Offering. Yilaime purchased 6,216 shares at $2.75 per share for $17,094 pursuant to the Company’s Direct Public Offering.

(g) $1,090,105 as deferred compensation pursuant to respective employment agreements.

(h) Alton Perkins is the control person of Yilaime and Yilaime NC.

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

From September 4 - 11, 2016, at the invitation of Government officials the Company visited Chizhou, Xiamen, Yongan and Longyan China. Previously, during a trip in June 2016, the Company signed two agreements with Shexian County Investment Promotion Bureau (the “Shexian County Bureau”) in Shexian China for AmericaTowne Communities and Modular Construction, both of which were disclosed on Form 8K on June 28, 2016.

Investment and Cooperation Agreement for ATI Modular Green Building Manufacturing Project (Jiangnan)

 On September 8, 2016, ATI Modular, entered into the Investment and Cooperation Agreement for ATI Modular Green Building Manufacturing Project with the Jiangnan Industry Zone in Anhui Province (the “Jiangnan Agreement”). Under the Jiangnan Agreement, ATI has agreed to manufacture and install modular buildings, and provide research into the development of green building module manufacturing. ATI Modular has agreed to provide appropriate technology and intelligent systems in providing modular building lifecycle services. The location of the planned project is the New Material Industry Park in the Jiangnan Industry Zone in Anhui Province. The parties have projected a cost of $30,000,000.

ATI Modular has agreed to grant the Jiangnan Industry Zone audit, access, supervision, inspection and other rights. The Jiangnan Industry Zone has agreed to coordinate any and all necessary services in securing benefits associated with ATI Modular being a foreign investment enterprise, including but not limited to, providing the site for the manufacturing facility, tax relief, access to financing and a “Project Headquarter” for ATI Modular, which is defined in the Jiangnan Agreement.

The Jiangnan Agreement is not a definitive agreement; rather, it is a memorialization of the parties’ future intent as to the subject matter therein. ATI Modular’s business plans and objectives could be impaired in the event the parties do not reach a definitive agreement.

Investment and Cooperation Agreement for ATI Modular Green Building Manufacturing Project (Yongan)

On September 9, 2016, ATI Modular entered into the Investment and Cooperation Agreement for ATI Modular Green Building Manufacturing Project with the Yongan government in the Fujian province (the “Yongan Agreement”). Under the Yongan Agreement, similar to the Jiangnan Agreement, ATI Modular has agreed to manufacture and install modular buildings, and provide research into the development of green building module manufacturing. ATI Modular has agreed to provide appropriate technology and intelligent systems in providing modular building lifecycle services. The location of the planned project is Yongan city in the Fujian province, China. The parties have projected a cost of $30,000,000.

ATI Modular has agreed to grant the Yongan government audit, access, supervision, inspection and other rights. The Yongan government has agreed to coordinate any and all necessary services in securing benefits associated with ATI Modular being a foreign investment enterprise, including but not limited to, providing the site for the manufacturing facility, tax relief, access to financing and a “Project Headquarter” for ATI Modular, which is defined in the Yongan Agreement. The Yongan Agreement is not a definitive agreement; rather, it is a memorialization of the parties’ future intent as to the subject matter therein. ATI Modular’s business plans and objectives could be impaired in the event the parties do not reach a definitive agreement.

Though we are planning to develop additional United States trade centers in other areas in the United States and Africa through our relationship with ATI Modular (or perhaps through similar agreements with unrelated parties), other than those set forth above, we are completing preliminary work in setting up these locations. AmericaTowne Nairobi, AmericaTowne Nigeria, AmericaTowne Ivory Coast, and AmericaTowne Ghana are operational with physical locations and staff.

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

[Table of Contents]

Our short-term operational objectives are to develop our exporter pipeline, grow revenues and increase operations and facilities in the United States while bringing our facilities online in Chizhou, China. Our focus currently is on enhancing our exporter base, including working with state export agencies to identify exporters as well as sources of goods and services made in the United States that are in demand in China. Along with increasing our United States operations, we are hoping to identify additional key staff in the United States and China that can help us implement our plan. While we feel optimistic about meeting the challenges as well as the opportunities before us, there is no assurance that we will be able to meet the challenges or take advantage of opportunities we perceive are available.

To achieve its long-term objectives, the Company intends on shifting its revenue stream from a United Stated-based to a China-based stream by fully operating all planned activities at the planned locations and other trade centers, and activities within our AmericaTowne complexes and Chinese-based internet sites. Each of the Company's four core initiatives presents challenges, risks, and opportunities.

We believe that we see positive trends in the export area. Additionally, the Company plans to pursue opportunities in export not often thought of as an "exported commodity. Along with our planned core AmericaTowne communities, trade centers in the United States and China, and Internet operations, the Company plans on pursuing opportunities that are traditionally not thought of as an export commodity. While we are developing our core export businesses we will seek too diverse by acquiring and or partnering with other businesses that we expect to provide sustained long term growth.

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

[Table of Contents]

Results of Operations for the Three Months Ended September 30, 2016

Our operating results for the three months ended September 30, 2016 are summarized as follows:

Three months ended September 30, 2016
Revenues	$301,135
Cost of Revenues	$162
Operating Expenses	$453,681

Net Loss	$156,035

Revenues

During the third quarter of 2016, the Company had sales of $301,135. The Company's sales consisted of $50,000 in services to Yilaime for Operations Fees and $250,000 recognized by ATI Modular Support Services Agreement with Yilaime.

Operating Expenses

Our expenses for the three months ended September 30, 2016 are outlined in the table below:

Three months ended September 30, 2016
General and administrative	$383,365
Professional fees	$70,316
Total operating expenses	$453,681

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company and implementation of our business plan.

Net Income

As a result of our operations, the Company reported net loss after tax obligations of $156,035 for the third Quarter of 2016.

[Table of Contents]

Results of Operations for the Nine Months Ended September 30, 2016

Our operating results for the nine months ended September 30, 2016 are summarized as follows:

Nine months ended September 30, 2016
Revenues	$1,577,405
Cost of Revenues	$460,066
Operating Expenses	$1,078,476

Net Income	$5,505

Revenues

For three quarters ending September 30, 2016, total sales were $1,577,405. The Company's sales consisted of $999,000 in Service Fees, $325,000 in services to related parties for Operations Fees and $250,000 recognized by ATI Modular Support Services Agreement with Yilaime. Total Cost of Revenue was $460,066, and Cost of Revenue to related parties totaled $117,062. The $1,577,405 in revenue was from Service Fees charged to FEMEB Nigeria Limited for $849,000; $5,000 for the education program; and Ivory Coast, Nigeria, Ghana, Kenya and New Jersey Trade Centers for $35,000 each as related parties, Hosana Home Healthcare Exports for $35,000 and CVRT, and Golden Ventures for $55,000 each and $250,000 recognized by ATI Modular Support Services Agreement with Yilaime. The 117,062 in Costs of Revenues was attributed to payments to Yilaime under its Service Agreement. Costs of Revenue expenses for $342,680 were attributed to supplies and machinery due under the FEMEB Nigeria agreement. We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2016.

Operating Expenses

Our expenses for the nine months ended September 30, 2016 are outlined in the table below:

Nine months ended September 30, 2016
General and administrative	$891,964
Professional fees	$186,512
Total operating expenses	$1,078,476

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company.

[Table of Contents]

Net Income

As a result of our operations for nine months ending September 30, 2016, the Company reported net income after tax obligations of $5,505.

Liquidity and Capital Resources

Working Capital

September 30, 2016
Current Assets	$2,924,955
Current Liabilities	$939,843
Working Capital	$1,985,112

Cash Flow

Nine months ended September 30, 2016
Net cash provided by operating activities	$98,191
Net cash used in investing activities	$180,921
Net cash provided by financing activities	$375,211
Increase in cash	$292,481

Cash Provided by Operating Activities

Increase in accounts payable and deposit from customers for the nine months ended September 30, 2016, was the main contributing factor for our positive operating cash flow.

Cash Used in Investing Activities

We spent $1,765 on fixed assets and $175,000 in acquisition of a subsidiary for nine months ended September 30, 2016.

Cash Provided by Financing Activities

We received proceeds of $375,211 from issuing common stock for the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

[Table of Contents]

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

As described in Basis of Presentation in this Third Quarter Report for fiscal year 2016, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of September 30, 2016.

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

[Table of Contents]

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company incorporates by reference all prior disclosures for the period identified herein. The number of shares sold during the nine months ended September 30, 2016 under our direct public offering was 1,591,570.

[Table of Contents]

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
Date: November 14, 2016

-28-