Form 10-K
period 2016-12-31
AMERICATOWNE Inc.
filed 2017-04-14
CIK 1606699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended December 31, 2016
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from _____ to ______

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

[Table of Contents]

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

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal year: $2.75/share as of December 31, 2015 based upon the Company’s direct public offering under its prospectus declared effective on November 5, 2015. There is currently no secondary market for these shares. The number of shares of the Registrant's common stock outstanding as the latest practicable date is 27,034,775.

[Table of Contents]

AMERICATOWNE, INC. 2016 FORM 10-K TABLE OF CONTENTS

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

[Table of Contents]

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

General Discussion

We aim to earn revenues and income, and generate cash, by focusing on our four core business operations and initiatives, as set forth above. At this point, the Company's revenue is generated from our Service Provider, Exporter Service Agreements, and related agreements with companies throughout the United States. We generate revenues and cash by servicing these agreements. We work with exporters carefully and focus on our accounts receivable as part of managing our projected tight liquidity position. Additionally, we work with exporters closely in developing export strategies for the goods and services they planned to export.

At present, the bulk of our operations take place at our Raleigh, North Carolina office, which acts as a model for plans for our United States Trade Center Operations. We are in the process of outfitting our operations in Chizhou, China. We have hired two full-time managers to operate the facilities located at Chizhou and other locations in China, selected our first exporters, and the products we plan to export. Additionally, we are working with the Chizhou Port Authorities to ensure that our operational procedures are in compliance with various import laws.

[Table of Contents]

Our short-term operational objectives are to develop our exporter pipeline, grow revenues and increase operations and facilities in the United States, Africa and Europe while bringing our facility online in Chizhou, China. Our focus currently is on enhancing our exporter base, including working with state export agencies to identify exporters as well as sources of goods and services made in the United States that are in demand in China. Along with increasing our United States operations, we are hoping to identify additional key staff in the United States and China that can help us implement our plan. While we feel optimistic about meeting the challenges as well as the opportunities before us, there is no assurance that we will be able to meet the challenges or take advantage of opportunities we perceive are available.

To achieve its long-term objectives, the Company intends on shifting its revenue stream from a United Stated-based to a China-based stream by fully operating all planned activities at the planned Chizhou trade center, and activities within our AmericaTowne complexes and Chinese-based internet sites. Each of the Company's four core initiatives presents challenges, risks, and opportunities.

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

Additionally, going forward we expect to take advantage of the various export tax laws that will help our cash flow position as well as assist our exporters with their growth. There is no assurance that our plans will be successful. There will be cost to bring all of the planned facilities online in China. While we do have a plan to cover these costs, there can be no assurance that our plan will be successful. While we have discussed the possibility of outside investments in various forms, there are no agreements in place or any assurance that they will be realized in the future.

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

[Table of Contents]

Business Developments in Fiscal Year 2016

In fiscal year 2016, the Company continued to develop its business in accordance with the goals and missions outlined above. The Company entered into six (6) Exporter Service Agreements and four (4) Trade Center Service Provider agreements. In fiscal years 2015 and 2014, the Company entered into nineteen (19) and six (6) Exporter Service Agreements, respectively. Information regarding the scope of the Exporter Services Agreements is discussed in more detail, below, in subsection (A). In fiscal year 2016, the Company did not enter into any Licensing, Lease and Use Agreements (“Licensing Agreements”). The general scope of the Licensing Agreements is discussed in more detail, below, in subsection (B). By comparison, the Company had entered into two (2) Licensing Agreements in fiscal year 2014 and none in 2015.

Additionally, the Company has acquired two companies in the 2016 fiscal year: ATI Modular Technology Corp. f/k/a Global Recycle Energy, Inc. (“ATI Modular”) and ATI Nationwide Holding Corp. f/k/a EXA, Inc. (“ATI Nationwide”). Discussions regarding these acquisitions and plans for the subsidiaries moving forward are discussed in detail, below, in subsection (C) and (D).

In fiscal year 2016, the Company entered into Employment Agreements with four (4) senior employees. The Company now employs eleven (11) total senior employees. The terms of the agreements vary following arms-length negotiations between the parties. To the extent the Company has sufficient cash flow and capital, the Company may elect to include money compensation for services of its employees. Subsequent action by the Company following the close of its 2016 fiscal year have been disclosed in filings between January 20, 2017 up to the present and are incorporate herein.

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

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

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

(C) ATI Modular Technology Corp.

On June 6, 2016, the Company purchased the majority and controlling interest in Global Recycle Energy, Inc., a Nevada corporation, through the acquisition of 100,000,000 shares of restricted common stock from Joseph Arcaro (“Arcaro”). The Stock Purchase and Sale Agreement dated June 2, 2016 (the “SPA”) closed on June 6, 2016 with the payment of the purchase price to Arcaro of $175,000 from the Company’s working capital, and the transfer of the restricted common stock certificate to the Company.

The SPA was the result of a privately negotiated transaction at arms-length between unrelated parties, or affiliates thereto, in a non-brokered transaction. Global Recycle Energy, Inc., is not publicly traded, but is listed on OTC Pink Sheets on OTC Markets Group, which is regulated by FINRA.

Subsequent to the Company’s acquisition of Global Recycle Energy, Inc., the Company’s Chairman of the Board, President and Treasurer, Alton Perkins, was appointed to the same positions with Global Recycle Energy, Inc. Amendments to the Articles of Incorporation changed Global Recycle Energy, Inc.’s name to ATI Modular Technology Corp. (“ATI Modular”). ATI Modular then filed the appropriate company-related action with the Financial Industry Regulatory Authority (“FINRA”) to finalize its name change and change its trading symbol, which is presently GREI.ATI Modular filed its Form 10 information on September 30, 2016. As of this filing, comments from the Securities Exchange Commission (“SEC”) are still pending.

[Table of Contents]

The Company intends on working with ATI Modular to furtherance the development of modular communities in China, as well as other aspects of developing AmericaTowne communities. On June 21, 2016, the Company entered into a Cooperative Agreement with the Shexian County Investment Promotion Bureau (the “Shexian County Bureau”) out of Shexian, China (hereinafter, the “AT/Shexian Cooperative Agreement”). The AT/Shexian Cooperative Agreement relates to the construction of an AmericaTowne location in advancing tourism in the Hanwang mountains. Under the terms of the AT/Shexian Cooperative Agreement, AmericaTowne and the Shexian County Bureau have agreed to a strategic partnership wherein the Shexian County Bureau intends to invest local resources to AmericaTowne for construction of an AmericaTowne community. In consideration, AmericaTowne intends on investing funds towards the development of the AmericaTowne community. AmericaTowne will be obligated to bear any and all applicable taxes and the projected investment by AmericaTowne into the development of the AmericaTowne community is estimated to be $30,000,000. It is anticipated that the definitive agreement will set forth a detailed projection and proforma associated with the use of funds. There is no guarantee that AmericaTowne will be able to raise this capital in the event a definitive agreement is executed. Furthermore, AmericaTowne’s ability to raise the necessary capital and to perform obligations under any definitive agreement might be materially affected in the event the Company is not able to perform any of its obligations under any future definitive agreement with the Shexian County Bureau.

On June 21, 2016, ATI Modular agreed to participate with the Shexian County Bureau in building local modular construction, researching technology and intelligent systems related thereto, and servicing the full lifecycle of modular construction in the locale through the execution of the Cooperative Agreement (the “ATI Modular/Shexian Cooperative Agreement”).

Pursuant to future negotiations and more definitive agreements, ATI Modular has agreed to purchase the requisite equipment and technology in performing under the ATI Modular/Shexian Cooperative Agreement. In consideration for the services provided by ATI Modular, the Shexian County Bureau has agreed to be responsible for providing factories and land, and other resources and manpower in developing the modular construction. The Company has also agreed to exercise its best efforts in raising approximately $30,000,000 in furthering the parties’ collective interests under the ATI Modular/Shexian Cooperative Agreement. These funds would be allocated towards different operating costs than the funds necessary for AmericaTowne to perform under the AT/Shexian Cooperative Agreement. It is anticipated that the definitive agreement will set forth a detailed projection and proforma associated with the use of funds. The Company and the Shexian County Bureau have agreed to continue to cooperate in good faith in executing and further agreements needed in furthering their respective objectives. However, notwithstanding this intent, the Company’s ability to perform might be materially affected in the event AmericaTowne is not able to meet its obligations in furthering any future definitive agreement with the Shexian County Bureau.

Further, the Company entered into a Modular Construction & Technology Services Agreement (the “Modular Services Agreement”) with ATI Modular on June 28, 2016. The impetus behind the Modular Services Agreement was ATI Modular’s Cooperative Agreement with the Shexian County Government, China. Under the Modular Services Agreement, ATI Modular shall provide the research, development, training and modular technology in a manner deemed commercially acceptable by the Company based on its commercially reasonable requirements, plans and specifications, which shall be agreed upon in advance of any substantial and material construction. The Company will pay ATI Modular a quarterly fee of $125,000 per quarter. The initial fee under the Modular Services Agreement with AmericaTowne was recorded as a related-party receivable upon its execution. The Modular Services Agreement is set to expire on June 10, 2020, absent early termination for breach thereof by either party. ATI retains an option to extend the term under its sole discretion until June 10, 2025 by providing written notice to the Company by March 10, 2019.

[Table of Contents]

ATI Modular plans on engaging in onsite placement and delivery of modular structures. Mr. Perkins has extensive experience in operating business in China. One of the reasons that Mr. Perkins was sought out and invited to participate in developing the modular industry in China is that he was the co-chairman of a construction company in China - Yilaime Foreign Partnership in Henghsui China. His experience with Yilaime Foreign Partnership allows ATI Modular to call on local companies in China as well as modular companies and experts in the United States to help provide on-site services. Yilaime Foreign Partnership is not a related party to the Company or ATI Modular.

The Company and ATI Modular’s goals are uncertain. As previously stated, there is no assurance we will or that our financing needs to meet our initiatives will be met.

(D) ATI Nationwide Holding Corp.

On July 5, 2016, the Company entered into a Master Joint Venture and Operational Agreement (the “Joint Venture Agreement”) with Nationwide Microfinance Limited, a Ghanaian corporation (“Nationwide”). Under the terms of the Joint Venture Agreement, the parties agreed combine efforts, resources and established relationship in furthering the operational and financial development of a Savings and Loan company operating under the laws of Ghana, and potentially related services, in the United States and Ghana through a publicly reporting and trading entity in the United States. Nationwide has represented that it currently operates a Tier 2 microfinance company providing retail and commercial financial products and services in Ghana pursuant to a valid license in good standing issued by the Ghana Banking Authority.

The intent, at this time, is that the Company will be issued 51% of the voting shares in the joint venture entity; however, as set forth in more detail in the Joint Venture Agreement, the Company will not be involved in financing, insurance, securities or other investment company or banking matters. Rather, a subcommittee to the Board of Directors called the “Ghana Committee” will operate under the sole direction of the Accountable Manager of Nationwide, and will be responsible for the day-to-day operations in Ghana, and the operational recommendations to the Board of Directors, and to the Operations and Ethics Committee (another subcommittee as set forth in the Joint Venture Agreement) related to any and all aspects of Nationwide’s financial services business, including but not limited to, (i) final decisions concerning day-to-day operations of the savings and loans programs, (ii) determination of personnel employed in support of savings and loan service operations including the managing director, human resources, customers, operations, sales and marketing, quality assurance, and accounting and payroll, and (iii) any other commercially necessary and reasonable services benefiting Nationwide and the joint venture business combination entity. The Ghana Committee will report directly to the Board of Directors, and the officers of the joint venture business combination entity shall implement the directives of the Ghana Committee.

On October 3, 2016 the Company entered into two Stock Purchase Agreements with sellers Carson Holdings, LLC, and Joseph C. Passalaqua in furtherance of the Joint Venture Agreement. Pursuant to the Stock Purchase Agreements, the Company acquired 65,000,000 shares of common stock in EXA, Inc., a Florida corporation, traded on the OTC Pink Sheets under the symbol EXAI. The Stock Purchase Agreements were privately negotiated between the parties without facilitation through brokers or promotors, or third-parties, except legal counsel, and were approved by the Company’s Board of Directors as being in the best interests of the Company. As a result of the Stock Purchase Agreements, the Company became the controlling and majority shareholder in EXA, Inc.

[Table of Contents]

The Company owns 65,000,000 of the 99,175,486 issued and outstanding shares of EXA, Inc. The shares under the Stock Purchase Agreement were purchased for $175,000, and the source of funds was working capital from the Company. The Company purchased the shares with the intent to hold in its personal account on a restricted basis absent registration or qualification under an exemption to registration.

Following the acquisition of EXA, Inc., the Company filed Amended Articles of Incorporation, changing EXA, Inc.’s name to ATI Nationwide Holding Corp. (“ATI Nationwide”). The Company filed the required company-related action with FINRA. Though it did not do so in the 2016 fiscal year, the Company intends on filing ATI Nationwide’s Form 10 information and utilizing the entity in furtherance of the Joint Venture Agreement.

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

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

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

Financial Objectives

The Company seeks to achieve commercial success in its initial AmericaTowne location. The Company seeks to validate its work through the success of its products and services. The Company's revenues of $2,259,540 realized and earned for the year ended December 31 2016, and a Letter of Interest from US Ex-Im Bank are an initial step towards this effort. The Company also seeks to develop a robust line of additional AmericaTowne products including licensing and franchising fees for additional project locations in the near future and to become financially sustainable.

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

[Table of Contents]

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

[Table of Contents]

ITEM 2. PROPERTIES

We currently lease an office at the address set forth above. We believe that this space will be sufficient for our initial needs, although as funding and revenues become available, and the Company's operations grow, we anticipate finding other office space as needed.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

[Table of Contents]

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.0001 per share, (the "Common Stock"), of which, as of December 31, 2016, there are 26,974,775 issued and outstanding, and 5,000,000 shares of Preferred Stock, (the "Preferred Stock") par value $.0001 per share, of which none have been designated or issued. The following summarized the important provisions of the Company's capital stock.

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

[Table of Contents]

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

Securities Authorized for Issuance under Equity Compensation Plans

In 2016, the Company entered into Employment Agreements with four (4) employees. Four of these employees were issued shares of restricted common stock in lieu of compensation in 2016. These employees are as follows:

Name	Position	Date of Employment Agreement	Stock Issuance
Lilian Nekesa Mabonga	Executive Vice President of Business Development	March 22, 2016	100,000 shares of restricted common stock
Ying Cheng	Managing Director for Business Development in China	July 10, 2016	40,000 shares of restricted common stock
Arhibald Ihegaranya	Vice President for Marketing	November 28, 2016	25,000 shares of restricted common stock
Watson Salapo	Vice President for Marketing	November 28, 2016	25,000 shares of restricted common stock

Recent Sales of Unregistered Securities

N/A

Issuer Purchases of Equity Securities

See discussion of “ATI Modular” and “ATI Nationwide” under Item 1.

[Table of Contents]

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

[Table of Contents]

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

In fiscal year 2016, the Company achieved $2,259,540 in revenue, compared to $1,259,541 in revenue for the fiscal year 2015. We can make no assurances that we will find commercial success in any of our products. We also rely upon the Service Agreement with Yilaime NC, November 11, 2014 Form 8K, under Item 15(a)(3) 10.8, for revenues. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations for the first quarter of 2016. We intend on relying on Yilaime for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on Yilaime for support. If Yilaime at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

[Table of Contents]

Results of Operations through December 31, 2016

Our operating results are summarized as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Revenues	$2,259,540	$1,259,541
Cost of Revenues	$420,099	$126,197
Gross Profit	$1,839,441	$1,133,344
Operating Expenses	$1,703,123	$995,339
Provision for income taxes	$22,967	$26,950
Net Income	$115,792	$107,658

Revenues

During fiscal year 2016, the Company had sales of $2,259,540, compared to 2015 sales of $1,259,541. Our sales consisted of $2,059,540 in primarily Export Service Agreements, and $200,000 in Services to related parties for Operation fees. The Cost of Revenues to related parties were $420,099. Compared to 2014, our revenues increased $999,999 or 79%. The increase is due to implementing our business plan focusing on increasing exporters in our program and inclusion of revenue from a new subsidiary.

Pursuant to the Company's Service Agreement with Yilaime, Yilaime paid the Company $200,000 in fiscal year 2016 for an "Operations Fee". In 2015, the Company had paid an Operations Fee of $200,000. The Operations Fee stems from the agreement between Yilaime and the Company whereby Yilaime acts as the Company’s exclusive representative. The Operations Fee is not related to costs of revenues.

The related costs of revenues of $420,099 were costs associated with the Service Provider Agreement with Yilaime. The cost of revenues increased by $293,902 or 233%. The increase in the Operations Fee and costs of revenue were due to a full year worth of operations implementing our business plan.

We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the first quarter of 2016.

[Table of Contents]

Operating Expenses

Our expenses for the period through December 31, 2015 are outlined in the table below:

	December 31, 2016	December 31, 2015
General and administrative	$1,386,079	$889,202
Professional fees	$317,044	$106,137
Total operating expenses	$1,703,123	$995,339

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and preparing our Registration Statement on Form S-1, implementing our business plan, and inclusion expenses from new subsidiaries. Compared to 2015, our operating expenses increased $707,784 or 71%.

Net Income

As a result of our operations, for 2016, the Company reported net income after provision for income tax of $115,792. Compared to 2015, our net income increased $8,134 or 8%. The increase is due to inclusion of net income from a new subsidiary.

Liquidity and Capital Resources

Working Capital

	December 31, 2016	December 31, 2015
Current Assets	$2,420,971	$1,503,180
Current Liabilities	$351,399	$171,697
Working Capital	$2,069,572	$1,331,483

We have working capital of $2,069,572 on December 31, 2016. Compared to December 31, 2015, our working capital increased $738,089 or 55%. The increase is due to effectively implementing our marketing, growth and equity sales plans.

Cash Flow

	December 31, 2016	December 31, 2015
Net cash provided by (used in) operating activities	$311,225	($79,968)
Cash used in investing activities	$360,891	$20,346
Cash provided by financing activities	$381,019	$725,574
Increase (Decrease) in cash	$331,352	$625,260

[Table of Contents]

Cash Provided by Operating Activities

Compared to 2015, increase in cash used in operating activities in 2016 is mainly due to increase in cash related net income and increase in accounts payable.

Cash Used in Investing Activities

We spent $10,891 on fixed assets and $350,000 on acquisition of subsidiaries for 2016.

Cash Provided by Financing Activities

Compared to 2015, our cash provided by financing activities decreased $344,555. The decrease is due to fewer proceeds from issuance of common stock in 2016.

As of December 31, 2016, the Company had sufficient amount of cash to operate its business at the current level for the next twelve months, but insufficient cash to achieve our business goals and initiatives set forth above. To address the cash situation, the Company continues to manage its cash accounts and receivables closely.

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

[Table of Contents]

Plan of Operation and Cash Requirements

The Company anticipates that its expenses over the next twelve months will be approximately $3,000,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

		Estimated
	Potential	Expenses
Description	Completion Date	($)
Trade Center Operations	12 months	550,000
Salaries	12 months	500,000
Utility expenses	12 months	50,000
Investor relations costs	12 months	100,000
Marketing expenses	12 months	350,000
Professional fees	12 months	150,000
Other administrative expenses	12 months	1,200,000
Total		3,000,000

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

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations, as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. At the close of 2016, we are considering financing arrangements for our common stock. However, the arrangements are not final and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

[Table of Contents]

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

[Table of Contents]

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

[Table of Contents]

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

Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures as of December 31, 2016 were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

[Table of Contents]

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and officers as of December 31, 2016.

Directors and Executive Officers

Name	Age	Position
Alton Perkins	65	President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors
Xianghai Lin	39	Vice President China Operations
Mabiala T. Phuati	55	Senior Vice President Worldwide Operations
Dr. Yu Wang	61	Senior Vice President for Human and Export Technical Compliance
Dr. Daniel K. Gatabaki	64	Vice President for Marketing USA and Africa
Ying Cheng	54	Managing Director of Business Development in China

Biographical Information for Alton Perkins, Age 65, Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Perkins currently serves as President, Chief Executive Officer and Chairman of the Board of Directors of Yilaime and Yilaime's related entity doing business in North Carolina. Mr. Perkins is a former decorated Air Force Officer and Missile Launch Officer with 22 years of military service who graduated from the University of Southern Illinois with a B.S. in Business Administration and a M.B.A. from the University of North Dakota. From 1988 through 1997 he held CEO positions with start-up companies in the Jet Fuels, Defense Contracting, construction, business consulting and development, and real estate industries. From 1997 through 2009, Mr. Perkins served as the CEO and Chief Technology Officer for Internet, childcare operations, media, and realty development companies. From 2009 to present, Mr. Perkins has served as Chairman of Yilaime and its related entity. Mr. Perkins has expertise in conducting business in China. Living and working in China studying Chinese consumer habits, working with Chinese entrepreneurs and government agencies, he developed the AmericaTowne and AmericaStreet concept.

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

[Table of Contents]

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

[Table of Contents]

Biographical Information for Ying Cheng, Age 54, Managing Director for Business Development in China

Mrs. Ying Cheng, a Chinese citizen and long-term US resident, had served as an agent in building materials and had engaged in import and export business in China. Her responsibilities in the company includes developing business plans in China; focusing on capital investments. She is responsible for setting up a subsidiary in Chizhou and developing AmericaTowne and all its related businesses in China.

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

[Table of Contents]

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires our Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, "Section 16 reporting persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon reports provided to the Company, all Section 16 reporting persons filed timely reports on Form 3 and/or Form 4 in fiscal year 2016.

Code of Ethics

As of the date of this Report, we do not have a formal, written code of conduct ("Code of Ethics") within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

It is the intention of the Company to establish nominating committees, audit committees, compensation committees and protocols and procedures associated with annual and special meetings of shareholders (to the extent not addressed in the enclosed Bylaws). Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our director. The Company is of the opinion that such committees are not necessary since AmericaTowne is an early exploration stage company and has only one director, and to date, said director has been performing the functions of said committees. Thus, there is a potential conflict of interest in that our director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

To further its development, the Company entered into several employment agreements in 2016 that resulted in stock-based compensation. On March 22, 2016, the Company entered into an Employment, Lock-Up and Options Agreement with Lilian Nekesa Mabonga to serve as the Company’s Executive Vice President of Business Development. It is anticipated that Ms. Mabonga will focus on African markets. The Company issued 100,000 shares of common stock to Ms. Mabonga in consideration of her services. Additionally, Ms. Mabonga has the option to acquire up to 100,000 shares of stock for each year she is employed by the Company for up to four years.

On July 10, 2016, the Company entered into an employment agreement with Ying Cheng to serve as its Managing Director for Business Development in China. Mr. Cheng was issued 40,000 shares of restricted common stock in the Company as compensation. Mr. Cheng also has the right, but not the obligation, to purchase up to 100,000 shares of restricted common stock at $0.50 per share of the Company for each year of his employment for up to five years.

On November 28, 2016, the Company entered into employment agreements with Arhibald Ihegaranya and Watson Salapo to serve as the Company’s Vice Presidents for Marketing. The Company issued 25,000 shares of common stock to Mr. Ihegaranya and 25,000 shares of common stock to Mr. Salapo in consideration of their services. The Company also agreed to provide Mr. Ihegaranya and Mr. Salapo options to acquire up to 80,000 shares of common stock of the Company, each, in increments of one-fourth (i.e. 80,000 divided by 4) per year over a four-year period.

[Table of Contents]

The Company has adopted an Employee Stock Option Plan, but no shares have been registered or issued. The Company has not yet adopted retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future. The Company paid $1.00 to its director and Principle Executive Officer, Mr. Perkins, in compensation for 2016.

Compensation paid to executives and directors are detailed in the following tables.

Summary Compensation Table

Name and Principle Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alton Perkins (PEO)	2016	$1		$255,018

Mabiala T. Phuati	2016	$55,173		$20,000

Daniel K. Gatabaki	2016	$29,280		$37,500

Yu Wang	2016	$24,604		$39,764

[Table of Contents]

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Alton Perkins	3,900,000.05				12/31/2019
Mabiala T. Phuati	1,000,000.50				12/31/2019
Daniel K. Gatabaki	250,000.50				12/31/2018
Yu Wang	1,000,000.50				12/31/2018

[Table of Contents]

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alton Perkins	$1	$-	$-	$-	$-	$-	$1

Retirement Plan

The Company does not currently have any retirement plan, but we expect to adopt one in the near term.

Compensation of Directors During Period Ended December 31, 2016.

None.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table set forth in this subsection lists, as of December 31, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company; and (iii) all officers and directors as a group.

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

The percentages below are calculated based on 27,034,775 shares of our common stock issued and outstanding as of the latest practicable date prior to this filing. As part of their employment agreement, all key employees retain an option to purchase shares of common stock of the Company. We do not have any other outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

[Table of Contents]

Name of Beneficial Owner (1) Named Executive Officers	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock
Alton Perkins (2)(3)	21,842,691	80.79%
Xianghai Lin	78,421	0.29%
Mabiala T. Phuati	517,198	1.91%
Yu Wang	477,190	1.76%
Daniel K. Gatabaki	583,310	2.16%
Ying Cheng	100,000	0.37%
All Directors and Officers	23,598,810	87.29%

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

[Table of Contents]

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As set forth above, the Company has engaged in, and anticipates that it will continue to engage in, related party transactions with Yilaime, ATI Modular, and ATI Nationwide. The Company believes that maintaining a relationship with all three related entities will enhance its prospects of success and facilitate additional benefits for its shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors, Yichien Yeh, CPA for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings for the year ending December 31, 2016 was $39,000.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ending December 31, 2016.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ending December 31, 2016.

All Other Fees

There were no fees billed for other products and services for the year ending December 31, 2015.

[Table of Contents]

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation		10-12G		31.1	5/8/2014
3.2	By-Laws		10-12G		3.2	5/8/2014
3.3	Specimen Stock Certificate		10-12G		4.1	5/8/2014
10.1	United States Service Provider Agreement dated January 15, 2016		8-K		10.1	1/25/2016
10.2	Exporter Service Agreement dated June 30, 2015 and Amendment Dated January 27, 2016 (Kaise Strong, LLC f/k/a KCC Construction, Inc.)		8-K		10.4	1/29/2016
10.3	United States Service Provider Agreement dated January 15, 2016		8-K		10.1	1/25/2016
10.4	Exporter Service Agreement dated June 30, 2015 and Amendment Dated January 27, 2016 (Kaise Strong, LLC f/k/a KCC Construction, Inc.)		8-K		10.4	1/29/2016
10.5	EB-5 Project Advisory Agreement dated February 4, 2016 (Artisan Business Group, Inc.)		8-K		10.1	2/5/2016
10.6	Transfer Agent Agreement dated February 4, 2016 (Island Stock Transfer)		8-K		10.1	2/5/2016
10.7	Exporter Service Agreement dated February 26, 2016 (Hosana)		8-K		10.1	3/2/2016
10.8	Project Development Agreement dated March 8, 2016 (Clarke Associates, LLC)		8-K		10.1	4/4/2016
10.9	Feasibility Economic Impact Analysis Agreement dated March 31, 2016 (Barnhart Economic Services, LLC)		8-K		10.2	4/4/2016
10.10	Employment, Lock-Op, and Options Agreement dated March 22, 2016		8-K		10.3	4/4/2016
10.11	Exporter Services Agreement dated March 28, 2016 (Golden Ventures, LLC)		8-K		10.1	4/12/2016
10.12	Exporter Services Agreement dated March 30, 2016 (Veterans Resource Team)		8-K		10.2	4/12/2016
10.13	International Trade Center Service Provider Agreement dated March 21, 2016 (Yilaime)		8-K		10.3	4/12/2016
10.14	International Trade Center Service Provider Agreement dated March 25, 2016 (Toni Oyelowo)		8-K		10.6	4/12/2016
10.15	International Trade Center Service Provider Agreement dated March 28, 2016 (Joseph Tackie)		8-K		10.7	4/12/2016
10.16	Exporter Service Agreement dated April 27, 2016 (FEMEB Nigeria Limited)		8-K		10.1	5/9/2016
10.17	International Trade Center Services Provider Agreement (Ivory Coast Trade Center Agreement)		8-K		10.1	5/18/2016
10.18	Consulting, Confidentiality and Restrictive Covenants Agreement dated May 20, 2016 (Chaslin)		8-K		10.1	5/24/2016
10.19	Mutual Compensation Schedule dated March 30, 2016 (Yilaime)		8-K		10.8	5/26/2016
10.20	Mutual Compensation Schedule dated March 25, 2016 (Oyelowo)		8-K		10.9	5/26/2016
10.21	Mutual Compensation Schedule dated March 28, 2016 (Tackie)		8-K		10.10	5/26/2016
10.22	Stock Purchase and Sale Agreement dated June 2, 2016 (Global Recycle Energy, Inc.)		8-K		1.01	6/7/2016
10.23	Cooperative Agreement (Modular Construction)		8-K		1.01	6/28/2016
10.24	Cooperative Agreement (AmericaTowne Community)		8-K		1.02	6/28/2016
10.25	Modular Construction & Technology Services Agreement dated June 28, 2016 (ATI Modular)		8-K		10.1	7/14/2016
10.26	Master Joint Venture and Operational Agreement dated July 11, 2016 (Nationwide)		8-K		10.2	7/14/2016
10.27	Employment, Lock-up, and Options Agreement dated July 10, 2016 (Ying Cheng)		8-K		10.3	7/14/2016
10.28	Stock Purchase Agreement dated October 3, 2016 (Carson Holdings, LLC)		8-K		10.1	10/13/2016
10.29	Stock Purchase Agreement dated October 3, 2016 (Passalaqua)		8-K		10.2	10/13/2016
10.30	Master Joint Venture and Operational Agreement dated July 5, 2016 (Nationwide)		8-K		10.1	10/27/2016
10.31	Cooperative Agreement (Shexian and ATI Modular)		8-K/A		10.1	11/22/2016
10.32	Cooperative Agreement (Shexian and AmericaTowne)		8-K		10.2	11/22/2016
10.33	International Trade Center Service Provider Agreement dated November 21, 2016 (Guinea, Bangoura Djibril)		8-K		10.1	12/7/2016
10.34	United States Trade Center Service Provider Agreement dated November 28, 2016 (Mardy MD Eger)		8-K		10.2	12/7/2016
10.35	Employment, Lock-Up, and Options Agreement dated November 28, 2016 (Ihegaranya)		8-K		10.3	12/7/2016
10.36	Employment, Lock-Up, and Options Agreement dated November 28, 2016 (Salapo)		8-K		10.4	12/7/2016
10.37	Exporter Service Agreement dated December 18, 2016 (Rays)		8-K		10.1	12/20/2016
10.38	First Amendment to Master Joint Venture and Operational Agreement dated December 19, 2016 (Nationwide)		8-K/A		10.1	12/23/2016
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder's Equity, Statement of Cash Flows, and Notes to Financial Statements.

[Table of Contents]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICATOWNE, INC.

By: /s/ Alton Perkins
Alton Perkins
Chairman of the Board, President, Chief Executive
Officer, Chief Financial Officer, Secretary
Dated: April 13, 2017

[Table of Contents]

FINANCIAL INDEX

[Table of Contents]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMERICATOWNE Inc.

We have audited the accompanying consolidated balance sheets of AMERICATOWNE Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related statement of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of December 31, 2016 and 2015, and the results of operations and cash flows for each of the years in the two –year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/Yichien Yeh, CPA

Yichien Yeh, CPA

Oakland Gardens, New York

April 10, 2017

[Financial Index]

AMERICATOWNE Inc.
Consolidated Balance Sheets

	December 31	December 31
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$973,015	$641,663
Accounts receivable, net	610,715	823,144
Accounts receivable, net - related parties	687,966	35,779
Other receivables - related parties	148,631	-
Prepayment-current	644	2,594
Total Current Assets	2,420,971	1,503,180

Prepayment-non current	7,675	8,161
Property, plant and equipment, net	25,861	18,357
Goodwill	393,656	40,331
Investments	3,860	3,860
Total Assets	$2,852,023	$1,573,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$240,288	$121,408
Deferred revenues-current	4,542	4,542
Notes payable	-	10,000
Other payables	5,016	-
Due to related parties	42,839	-
Income tax payable	58,714	35,747
Total Current Liabilities	351,399	171,697
Deferred revenues-non current	53,981	58,521
Total Liabilities	405,380	230,218

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
26,974,775 and 25,243,205 shares issued and outstanding	2,697	2,524
Common stock subscribed	90	-
Additional paid-in capital	3,706,582	2,438,099
Deferred compensation	(1,450,842)	(1,233,198)
Receivable for issuance of stock	(65,223)	-
Retained Earnings	241,871	136,246
Noncontrolling interest	11,468	-
Shareholders' Equity	2,446,643	1,343,671
Total Liabilities and Shareholders' Equity	$2,852,023	$1,573,889

See Notes to Financial Statements

[Financial Index]

AMERICATOWNE Inc.

Consolidated Statement of Operations

	For the Years Ended
	December 31, 2016	December 31, 2015

Revenues
Sales	$1,209,540	$1,059,541
Services-related parties	1,050,000	200,000
	2,259,540	1,259,541
Cost of Revenues-Related Parties	420,099	126,197
Gross Profit	1,839,441	1,133,344

Operating Expenses
General and administrative	1,386,079	889,202
Professional fees	317,044	106,137
Total operating expenses	1,703,123	995,339
Income from operations	136,318	138,005

Other Expenses (Income)	(2,441)	3,397

Provision for income taxes	22,967	26,950
Net Income	115,792	107,658

Less: Net income attributable to the noncontrolling interest	(10,167)	-

Net income attributable to AMERICATOWNE, Inc common stockholders	$105,625	$107,658

Earnings per share - basic and diluted	$0.004	$0.005
Weighted average shares outstanding- basic and diluted	26,599,745	21,777,024

See Notes to Financial Statements

[Financial Index]

AMERICATOWNE Inc.

Statements of Stockholders' Equity

April 22, 2014 (Inception) through December 31, 2016

		Americatowne Inc. Shareholders
							Additional				Receivable	Non-
		Preferred Stock	Common Stock			Common Stock	Paid-In	Retained	Deferred		for Issuance	Controlling
	Total	Shares	Amount	Shares	Amount	Subscribed	Capital	Earnings		Compensation	of stock	Interest

Balance, December 31, 2014	$99,781	-	$-	18,577,565	$1,858	$-	$1,432,533	$28,588		$(1,363,198)	$-	$-

Shares issued for Intangibles	-	-	-	750,000	75	-	(75)	-		-	-	-

Shares Issued for Investments	3,860	-	-	3,616,059	362	-	3,498	-		-	-	-

Shares Issued for Proceeds	740,574	-	-	1,252,391	125	-	740,449	-		-	-	-

Shares Issued for Compensation	-	-	-	1,047,190	105	-	261,693			(261,798)	-	-

Amortization of Deferred Compensation	391,798	-	-	-	-	-	-	-		391,798	-	-

Net Income for the Period	107,658	-	-	-	-	-	-	107,658		-	-	-

Balance, December 31, 2015	$1,343,671	-	$-	25,243,205	$2,524	$-	$2,438,099	$136,246	$	(,233,198)	$-	$-

Shares Issued for Service	875	-	-	8,718	1	-	874	-		-	-	-

Shares Issued for Compensation	-	-	-	617,190	62	-	654,236	-		(654,298)	-	-

Amortization of Deferred Compensation	436,653	-	-	-	-	-	-	-		436,653	-	-

Shares issued for Debt Conversion	169,168	-	-	171,628	17	-	169,151	-		-	-	-

Shares Issued for Proceeds	235,970	-	-	934,034	93	90	301,010	-		-	(65,223)	-

Business Combination	(534)	-	-	-	-	-	-	-		-	-	(534)

Capital Contribution	145,049	-	-	-	-	-	143,213	-		-	-	1,836

Net loss for the Period	115,792	-	-	-	-	-	-	105,625		-	-	10,167

Balance, December 31, 2016	$2,446,643	-	$-	26,974,775	$2,697	$90	$3,706,582	$241,871		$(1,450,842)	$(65,223)	$11,468

See Notes to Financial Statements

[Financial Index]

AMERICATOWNE Inc.
Consolidated Statement of Cash Flows

	For the Years Ended
	December 31, 2016	December 31, 2015

Operating Activities:
Net income	$115,792	$107,658
Adjustments to reconcile net income to net cash provided by operations
Depreciation	3,388	1,989
Notes issued for expenses	-	25,000
Stock compensation	436,653	391,798
Stock issued for services	875	-
Bad debt provision	128,816	84,767
Changes in operating assets and liabilities:
Accounts receivable, net	(568,573)	(800,556)
Other receivable - related parties	(148,632)	-
Prepayment	2,436	(1,303)
Accounts payable and accrued expenses	274,189	94,867
Deferred revenues	(34,540)	(4,541)
Other payables	5,016	-
Deposit from customers	30,000	-
Due to related parties	42,839	-
Income tax payable	22,967	20,353
Net cash provided by (used in) operating activities	311,225	(79,968)

Investing Activities:
Purchase of fixed assets	(10,891)	(20,346)
Acquisition of subsidiaries	(350,000)	-
Net cash used in Investing activities	(360,891)	(20,346)

Financing Activities:
Repayment of notes payable	-	(15,000)
Proceeds from issuance of common stock	381,019	740,574
Net cash provided by financing activities	381,019	725,574

Increase (Decrease) in cash and cash equivalents	331,352	625,260
Cash and cash equivalents at beginning of period	641,663	16,403.00
Cash and cash equivalents at end of period	$973,015	641,663

Supplemental disclosure of cash flow information
Interest paid	$535	$638
Income taxes paid	$-	$6,597

See Notes to Financial Statements

[Financial Index]

AMERICATOWNE Inc.
Notes to Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014. The Company is engaged in exporting and consulting in the exportation of American made goods, products and services to China and Africa through strategic relationships in China and in the United States, which is referred to internally by the Company as the "AmericaTowne Platform". The Company's forward-looking vision is to create a physical location called AmericaTowne in China that incorporates business selling the "American experience" in housing, retail, education, senior care and entertainment. The Company's Registration Statement on Form S-1/A went effective on November 6, 2015 and we terminated the S1 on October 19, 2016.

On June 6, 2016, the Company purchased the majority and controlling interest in ATI Modular Technology Corp (“ATI Modular”), formerly Global Recycle Energy, Inc. OTC:Pinks (GREI) through the acquisition of 100,000,000 shares (86%) of restricted common stock. The Stock Purchase and Sale Agreement dated June 2, 2016 (the “SPA”) closed on June 6, 2016 with the $175,000 payment of the purchase price to Joseph Arcaro, prior shareholder and sole director and officer of ATI Modular.

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

On October 3, 2016, the Company purchased the majority and controlling interest in ATI Nationwide Holding Corp (“ATI Nationwide”), formerly EXA, Inc. OTC:Pinks (EXAI) through the acquisition of 65,000,000 shares (65.5%) shares of restricted common stock. The Stock Purchase and Sale Agreement dated October 3, 2016 (the “SPA EXAI”) closed on October 10, 2016 with the $175,000 payment of the purchase price to Joseph C. Passalaqua, prior shareholder and director and officer of ATI Nationwide.

The Company intends on using this acquisition to facilitate its performance under the July 11, 2016 Master Joint Venture and Operational Agreement with Nationwide Microfinance Limited, a Ghanaian corporation, as disclosed in the Company’s July 14, 2016 Form 8-K (see exhibit table above).

In both acquisitions, the Company purchased the shares with the intent to hold in its personal account on a restricted basis absent registration or qualification under an exemption to registration. The Stock Purchase Agreements were privately negotiated between the parties without facilitation through brokers or promotors, or third-parties, except legal counsel, and were approved by the Company’s Board of Directors as being in the best interests of the Company. The source of funds was working capital from the Company. There is no material relationship between the Company and any of the parties under the Stock Purchase Agreements.

As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objective or that we will be able to meet our financing needs to accomplish our objectives.

[Financial Index]

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

The Company's aim is to provide upper and middle-income consumers in China with "Made In The USA" goods and services allowing customers to experience the United States' culture and lifestyle. In achieving this objective, our focus is to create a $2.4 billion enterprise through on four initiatives:

(1) The development of a United States International Trade Center in Chizhou and Shexian China with employees and/or independent contractors focusing on advancing our initial business objective, which is to be the "go-to" place for all things "Made in the USA."

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

The Company currently has 30 exporters in our export program. Our intention is to bring the United States International Trade Center in Chizhou and Shexian China online in 2017. We expect to complete our initial trade operations with our exporters in 2017. In addition, our office in Raleigh, North Carolina is operational and serves as our base and model for our export franchise operations planned in the United States and other locations. The AmericaTowne Community planned in China and our Internet operations with Chinese websites planned are not yet operational. While we plan to have robust operations in the United States and international locations to support the AmericaTowne concept and trade center, we expect the bulk of our operations and revenue will come from China.

China's economy and its government impact our revenues and operations. While we have an agreement in place with the government in Meishan Ningbo China to operate the United States International Trade Center in Chizhou and Shexian China, there is no assurance that we will operate the center successfully. Additionally, the Company will need government approval in China to operate other aspects of our business plan. There is no assurance that we will be successful in obtaining approvals from government entities to operate other aspects of our business plan.

The Company is in the development phase and intends to be in the business set forth in the forward-looking statements herein. As such, the Company is not subject to all risks inherent in the establishment of a start-up business enterprise.

[Financial Index]

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

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

[Financial Index]

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Office equipment	5 years

For the year ended December 31, 2016 and 2015, depreciation expense is $3,388 and $1,989, respectively.

Investments

Investments primarily include cost method investments. On December 31, 2016, the carrying amount of investments is $3,860. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of December 31, 2016.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On December 31, 2016, there are no deferred tax assets and liabilities. The Company accrued $34,746 income tax for the year ended December 31, 2015. The Company had $66,020 of income tax liability as of December 31, 2016.

For the year ended December 31, 2016, statutory U.S tax rate is 17% based on the Company’s pre-tax net income in 2016. The Company’s 2016 effective income tax rate is 17%.

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

[Financial Index]

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On December 31, 2016, all assets and liabilities are located in the United States where the income and expense has been incurred since inception to December 31, 2016.

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

Purchased goodwill from acquisitions is $178,325 and $175,000 for acquiring ATI Modular and ATI Nationwide, respectively in 2016, none of which is deductible for tax purposes.

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

[Financial Index]

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

[Financial Index]

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

[Financial Index]

There was sales return of $849,000 for the year ended December 31, 2016.

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

We have had no goodwill impairment charges for the period from April 22, 2014 (inception) through December 31, 2016, and as of December 31, 2016, the estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. ACCOUNT RECEIVABLES

The nature of the accounts receivable for December 31, 2016 in the amount of $1,519,902 are for Export Service Agreements. The Company's allowance for bad debt is $221,221, which provides a net receivable balance of $1,298,681.

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

[Financial Index]

Accounts receivable consist of the following:

	December 31	December 31
	2016	2015
Accounts receivable	$1,215,377	$ $913,666
Accounts receivable- related parties	304,525	37,662
Less: Allowance for doubtful accounts	(221,221)	(92,405)
Accounts receivable, net	$1,298,681	$858,923

Bad debt expense was $128,816 and $84,767 for the fiscal year ended December 31, 2016 and December 31, 2015, respectively.

Allowance for bad debt policy

Our bad debt policy is determined by the Company's periodic review of each account receivable for reasonable assurance of collection. Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable is reasonable assured of collection. Based upon our review if required we adjust the allowance for bad debt. As of December 31, 2016, and 2015, based upon our limited history, our allowance for bad debt is just above bad debt we anticipate will be written off for the year.

NOTE 4. NOTES PAYABLE

A $25,000 promissory note was issued to Mr. Xianghai Lin, General Manager of Operations in Meishan Island China, for cost of startup operations Mr. Xianghai Lin may incur on behalf of the Company.

The note bears a 5% annual interest rate and its principal and accrued interest are due on December 31, 2015. After the maturity date, the interest rate will increase to 10.5%. This Note is secured by the personal guarantee of Alton Perkins, Chairman of the Company.

On December 31, 2015, unpaid principle for the note is $10,000 and interest expense for the year ended December 31, 2015 is $935.

On February 13, 2016, Mr. Lin was issued 3,976 shares of common stock at $2.75 per share to pay out the note with interest.

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2016:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 26,974,775 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

[Financial Index]

NOTE 6. STOCK BASED COMPENSATION

In 2016, the following employees were awarded common shares pursuant to their employment lock-up agreement with various terms and options Lillian Mabonga 100,000 common shares, Jay Hsu 477,190 shares and Ying Cheng 40,000 common shares. Additionally, where warranted by cash flow the Company may elect to include money compensation for employees. The Perkins Family Trust received 100,000 shares of common stock at $.05 per share upon Mr. Perkins exercising options for 2016 pursuant to his employment agreement.

ATI Modular and ATI Nationwide entered employment lock-up agreements on July 1, 2016 and December 31, 2016 with Alton Perkins to serve as the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary. For both agreements, the term of Mr. Perkins' agreement is five years with ATI Modular and ATI Nationwide retaining an option to extend in one-year periods. In consideration for Mr. Perkins' services, the companies issued to his designee, the Alton & Xiang Mei Lin Perkins Family Trust, 10,000,000 shares of ATI Modular’s common stock. The Companies may elect in the future to include money compensation to Mr. Perkins or his designee for his services provided there is sufficient cash flow.

For the year ended December 31, 2016 and December 31, 2015, $436,653 and $391,798 in stock compensation was charged to operating expenses, respectively and $1,450,842 and $1,233,198 was recorded as deferred compensation on December 31, 2016 and 2015, respectively.

NOTE 7. RELATED PARTIES TRANSACTIONS

Yilaime Corporation, a Nevada corporation ("Yilaime") and Yilaime Corporation of NC ("Yilaime NC") are related parties to the Company. Yilaime is a "Control Party" to AmericaTowne because it has title to greater than 50% of the issued and outstanding shares of common stock in the Company. Alton Perkins is the majority shareholder and controlling principal of Yilaime, Yilaime NC, Perkins DISC and the Company. Additionally, for those “trade centers” set forth below, Mr. Perkins directs all major activities and operating policies of each entity. AmericaTowne, is a “Control Party” for ATI Modular Technology Corp, Anhui Ao De Xin Modular Construction Technology Co., Ltd., of China. The common control may result in operating results or a financial position significantly different from that, which would have been obtained if the enterprises were autonomous. Further, pursuant to ASC 850-10-50-6 the Company lists and provides details for all material Related Party transactions so that readers of the financial statements can better assess and predict the possible impact on performance.

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

[Financial Index]

The Company authorized Yilaime NC to transfer 3,616,059 of these shares pursuant to the Company's effective registration statement on Form S-1/A on November 5, 2015.

The Company entered a Service Provider Agreement with Yilaime on October 27, 2014 (the "Service Agreement") wherein certain "Export Funding and Support Services" and "Occupancy Services," as defined therein, are provided to the Company in consideration for a fee. In addition to these fees, Yilaime pays an Operations Fee to the Company for exclusive rights. Mr. Perkins is the Chief Executive Officer of the Company and is the majority shareholder and controlling person of Yilaime.

The Company also leased office space from Yilaime NC for $3,416/month.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for twelve months ending December 31, 2016:

Consolidated Operating Statement Related Party Transactions (for twelve months ending December 31, 2016 and December 31, 2015)

(a)	$700,000 and $200,000 in revenues for Yilaime's exclusive agreement with the Company;
(b)	$350,000 and 0 in Trade Center Service Agreement Revenue;
(c)	$420,099 and 126,197 in expenses under costs of revenues paid to Yilaime for services pursuant to the Service Agreement;
(d)	$33,118 and $15,300 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; $15,000 and $0 ATI Modular Technology Corp paid rent expenses to Yilaime; and $7,500 and $0 ATI Nationwide Holding Corp paid rent expenses to Yilaime

(e)	$110,939 and $180,961 for Commission and Fees paid to Perkins Hus Export Corporation pursuant to its qualification as an Interest Charge - Domestic International Sales Corporation ("IC-DISC");
(f)	$48,000 and 0 for general and administrative operating expenses recorded as Trade Center Service Agreement Expenses;
(g)	$282,829 and $38,123 for general and administrative expenses for commissions and fees.
(h)	$3,859 other income of debt forgiveness from Joseph Arcaro (ATI Modular’s prior CEO) to ATI Modular.
(i)	$198,000 and $0 for operational expense for Anhui Ao De Xin Modular Construction Technology Co., Ltd.

Balance Sheet Related Party Transactions (on December 31, 2016 and 2015)

(a) $405,817 and $35,779 net account receivables Yilaime owes to the Company;

(b) $42,839 and $0 due to Yilaime;

(c) $282,149 and $0 Trade Center receivables owed to the Company;

(d) Other receivables include $69,120 owed by Yilaime; $64,834 owed by Perkins Hus Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd;

[Financial Index]