Form 10-Q
period 2017-03-31
AMERICATOWNE Inc.
filed 2017-05-19
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,034,775 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31	December 31
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$832,034	$973,015
Accounts receivable, net	650,677	610,715
Accounts receivable, net - related parties	1,041,150	687,966
Other receivables - related parties	295,954	148,631
Prepayment-current	644	644
Total Current Assets	2,820,459	2,420,971

Prepayment-non current	7,359	7,675
Property, plant and equipment, net	24,471	25,861
Goodwill	393,656	393,656
Investments	3,860	3,860
Total Assets	$3,249,805	$2,852,023

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$453,063	$240,288
Deferred revenues-current	4,542	4,542
Notes payable	-	-
Other payables	3,088	5,016
Deposit from customers	13,672	-
Due to related parties	43,404	42,839
Income tax payable	93,926	58,714
Total Current Liabilities	611,695	351,399
Deferred revenues-non current	52,846	53,981
Total Liabilities	664,541	405,380

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
27,034,775 and 26,974,775 shares issued and outstanding	2,703	2,697
Common stock subscribed	84	90
Additional paid-in capital	3,734,700	3,706,582
Deferred compensation	(1,327,413)	(1,450,842)
Receivable for issuance of stock	(90,493)	(65,223)
Retained Earnings	244,906	241,871
Noncontrolling interest	20,777	11,468
Shareholders' Equity	2,585,264	2,446,643
Total Liabilities and Shareholders' Equity	$3,249,805	$2,852,023

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended
	March 31, 2017	March 31, 2016

Revenues
Sales	$61,135	$146,135
Services-related parties	480,000	190,000
	541,135	336,135
Cost of Revenues-Related Parties	94,416	28,662
Gross Profit	446,719	307,473

Operating Expenses
General and administrative	340,817	173,769
Professional fees	75,064	63,839
Total operating expenses	415,881	237,608
Income from operations	30,838	69,865

Other Expenses (Income)	(228)	482

Provision for income taxes	35,212	26,728
Net Income	(4,146)	42,655

Less: Net income attributable to the noncontrolling interest	(14,926)	-

Net income attributable to AMERICATOWNE, Inc common stockholders	$(19,072)	$42,655

Earnings per share - basic and diluted	$(0.000)	$0.002
Weighted average shares outstanding- basic and diluted	27,004,775	25,919,187

See Notes to Consolidated Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Operating Activities:
Net income	$(4,146)	$42,655
Adjustments to reconcile net income to net cash provided by operations
Depreciation	4,513	991
Stock compensation	123,429	80,821
Bad debt provision	16,331	7,497
Changes in operating assets and liabilities:
Accounts receivable, net	(349,388)	(193,699)
Other receivable - related parties	(162,848)	(12,077)
Prepayment	316	2,112
Accounts payable and accrued expenses	149,524	40,760
Deferred revenues	(1,135)	(1,135)
Other payables	(1,928)	-
Deposit from customers	13,672	-
Due to related parties	16,090	-
Income tax payable	35,212	26,728
Net cash used in operating activities	(160,357)	(5,347)

Investing Activities:
Purchase of fixed assets	(3,123)	(1,765)
Acquisition of subsidiaries	-	-
Net cash used in Investing activities	(3,123)	(1,765)

Financing Activities:
Proceeds from issuance of common stock	22,500	58,103
Net cash provided by financing activities	22,500	58,103

Increase (Decrease) in cash and cash equivalents	(140,981)	50,991
Cash and cash equivalents at beginning of period	973,015	641,663
Cash and cash equivalents at end of period	$832,034	692,654

Supplemental disclosure of cash flow information	-
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Consolidated Financial Statements.

 AMERICATOWNE Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 22, 2014. The Company is engaged in exporting and consulting in the exportation of American made goods, products and services to China and Africa through strategic relationships in China and in the United States, which is referred to internally by the Company as the “AmericaTowne Platform”. The Company’s forward-looking vision is to create a physical location called AmericaTowne in China that incorporates business selling the “American experience” in housing, retail, education, senior care and entertainment. On June 6, 2016, the Company purchased the majority and controlling interest in ATI Modular Technology Corp (“ATI Modular”), formerly Global Recycle Energy, Inc. through the acquisition of 100,000,000 shares (86%) of restricted common stock. The Stock Purchase and Sale Agreement dated June 2, 2016 (the “SPA”) closed on June 6, 2016 with the $175,000 payment of the purchase price to Joseph Arcaro, prior shareholder, and sole director and officer of ATI Modular.

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

As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all our objective or that we will be able to meet our financing needs to accomplish our objectives.

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2016

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2017, and the results of its operations and cash flows for the three months ended March 31, 2017. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For three months ended March 31, 2017 and 2016, depreciation expense is $4,513 and $991, respectively.

Investments

Investments primarily include cost method investments. On March 31, 2017 and December 31, 2016, the carrying amount of investments was $3,860 and $3,860, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of March 31, 2017.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On March 31, 2017 and December 31, 2016, there are no deferred tax assets and liabilities. The Company had $93,926 and $58,714 of income tax liability as of March 31, 2017 and December 31, 2016, respectively.

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

For the three months ended March 31, 2017 and 2016, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On March 31, 2017, all assets and liabilities are in the United States where the income and expense has been incurred since inception to March 31, 2017.

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

There were no sales returns and allowances from inception to March 31, 2017.

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

We have had no goodwill impairment charges for the three months ended March 31, 2017. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

 NOTE 3. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for March 31, 2017, in the amount of $1,940,771 are for Export Service Agreements. The Company's allowance for bad debt is $248,944 which provides a net receivable balance of $1,691,827

Accounts' receivable is stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

Accounts receivable consist of the following:

	Mar 31	Dec 31
	2017	2016
Accounts receivable	$836,594	$1,215,377
Accounts receivable- related parties	1,104,177	304,525
Less: Allowance for doubtful accounts	(248,944))	(221,221)
Accounts receivable, net	$1,691,827	$1,298,681

Bad debt expense was $16,331 and $7,497 for the three months ended March 31, 2017 and 2016, respectively.

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

NOTE 4. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2017:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 27,034,775 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 5. STOCK BASED COMPENSATION

For the three months ended March 31, 2017 and 2016, $123,429 and $80,821 of stock compensation were charged to operating expenses, respectively. $1,327,413 and $1,450,842 were recorded as deferred compensation on March 31, 2017 and December 31, 2016, respectively.

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

The Company also leased office space from Yilaime NC for $3,416 per month.

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

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for three months ending March 31, 2017:

Consolidated Operating Statement Related Party Transactions (for three months ending March 31, 2017 and 2016).

(a) $300,000 and $50,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $180,000 and 140,000 in Trade Center Service Agreement Revenue;

(c) $94,416 and $28,662 in costs of revenues to Yilaime for services pursuant to the Service Agreement;

(d) $159,686 and $26,581 for general and administrative expenses for commissions and fees.

(e) For the three months ended, March, 31, 2017, $10,555 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; $7,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the three months ended, March, 31, 2016, $5,400 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement;

(f) $97,596 and $80,821 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

Consolidated Balance Sheet Related Party Transactions (on March 31, 2017 and December 31, 2016)

(a) $0 and $405,817 net account receivables Yilaime owes to the Company;

(b) $0 and $42,839 due to Yilaime;

(c) $445,735 and $282,149 Trade Center receivables owed to the Company;

(d) On March 31, 2017, other receivables include $102,267 owed by Yilaime; $144,950 owed by Perkins Hus Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd

On December 31, 2016, other receivables include $69,120 owed by Yilaime; $64,834 owed by Perkins Hus Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd;

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

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report and the Company’s Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

General Description of Business

For a general overview of business operations, the Company hereby incorporates by reference the disclosures and narrative recently provided in its Annual Report on Form 10-K.

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

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

We will remain an “emerging growth company” for up to five (5) years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. As an emerging growth company, the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. The Company is an Emerging Growth Company under the JOBS Act of 2012, but the Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(B) of the JOBS Act.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table sets forth the summary income statement for the three month period ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$541,135	$336,135
Cost of Revenues-Related Parties	$94,416	$28,662
Operating Expense	$415,881	$237,608

Net Income (Loss)	$(4,146)	$42,655

Revenues

During the first quarter of 2017, the Company had revenues of $541,135, of which $480,000 were related party sales which included $180,000 in Trade Center agreements. Additionally, the Company had sales of $61,000 in Export Service Agreements.

Operating Expenses

Our expenses for the first months ended March 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended
	March 31, 2017	March 31, 2016
General and Administrative	$340,817	$173,769
Professional Fees	$75,064	$63,839

Total Operating Expenses	$415,881	$273,608

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company and implementation of our business plan. Compared to the same period in 2016, the increase of operating expenses in 2017 is due to higher commissions.

Net Loss

As a result of our operations, the Company reported net loss of $4,146 for the first quarter of 2017.

Liquidity and Capital Resources

Working Capital

	March 31, 2017	December 31, 2016
Current Assets	$2,820,459	$2,420,971
Current Liabilities	$611,695	$351,399

Working Capital	$2,208,764	$2,069,572

Cash Flow

	Three Months Ended
	March 31, 2017	March 31, 2016
Net Cash Used in Operating Activities	$160,357	$5,347
Net Cash Used in Investing Activities	$3,123	$1,765
Nat Cash Provided by Financing Activities	$22,500	$58,103

Increase (Decrease) in Cash and Cash Equivalents	$(140,981)	$50,991

Cash Provided by Operating Activities

Higher net cash used in operating activities for the three months ended March 31, 2017 is due to net loss and increase in account receivable and other receivables-related parties.

Cash Used in Investing Activities

We spent $3,123 and $1,765 on fixed assets for three months ended March 31, 2017 and 2016, respectively.

Cash Provided by Financing Activities

We received proceeds of $22,500 and $58,103 from issuing common stock for the three months ended March 31, 2017 and 2016, respectively.

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

Revenue Recognition

The Company recognizes revenue at the date of delivery to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company's Revenue Recognition policy is provided in detail at Note 2 of the Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in 17 CFR § 229.10(f)(1), we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Disclosure of Controls and Procedures

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2017, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of March 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company incorporates by reference all prior disclosures for the period identified herein reported on Forms 8-K.

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
Date: May 19, 2017

-25-