Form 10-Q
period 2017-06-30
AMERICATOWNE Inc.
filed 2017-08-21
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,035,539 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30	December 31
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$984,403	$973,015
Accounts receivable, net	556,926	610,715
Accounts receivable, net - related parties	1,240,222	687,966
Other receivables - related parties	222,857	259,569
Prepayment-current	644	644
Total Current Assets	3,005,052	2,531,909

Prepayment-non current	7,197	7,675
Property, plant and equipment, net	24,116	25,861
Goodwill	393,656	393,656
Investments	3,860	3,860
Total Assets	$3,433,881	$2,962,961

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$210,494	$240,287
Deferred revenues-current	758,929	328,929
Notes payable	-	-
Other payables	560	5,016
Deposit from customers	71,210	-
Due to related parties	63,010	42,839
Income tax payable	39,037	32,198
Total Current Liabilities	1,143,240	649,269
Deferred revenues-non current	51,711	53,981
Total Liabilities	1,194,951	703,250

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
37,035,539 and 26,974,775 shares issued and outstanding	3,704	2,697
Common stock subscribed	84	90
Additional paid-in capital	4,154,774	3,595,714
Deferred compensation	(1,703,984)	(1,450,842)
Receivable for issuance of stock	(90,493)	(65,223)
Retained Earnings	(206,534)	84,782
Noncontrolling interest	81,379	92,493
Shareholders' Equity	2,238,930	2,259,711
Total Liabilities and Shareholders' Equity	$3,433,881	$2,962,961

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues
Sales	$1,135	$855,135	$62,270	$1,001,270
Services-related parties	260,242	85,000	490,242	275,000
	261,377	940,135	552,512	1,276,270
Cost of Revenues-Related Parties	18,162	431,242	77,578	459,904
Gross Profit	243,215	508,893	474,934	816,366

Operating Expenses
General and administrative	356,784	334,830	601,072	508,599
Professional fees	80,957	52,357	156,021	116,196
Total operating expenses	437,741	387,187	757,093	624,795
Income from operations	(194,526)	121,706	(282,159)	191,571

Other Expenses (Income)	307	(3,529)	79	(3,047)

Provision for income taxes	4,624	6,350	6,839	33,078
Net Income (Loss)	(199,457)	118,885	(289,077)	161,540

Less: Net income attributable to the noncontrolling interest	2,391	(13,338)	5,498	(13,338)

Net income attributable to AMERICATOWNE, Inc common stockholders	$(197,066)	$105,547	$(283,579)	$148,202

Earnings per share - basic and diluted	$(0.01)	$0.00	$(0.01)	$0.01
Weighted average shares outstanding- basic and diluted	28,024,105	26,774,532	27,516,924	26,346,859

See Notes to Consolidated Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016

Operating Activities:
Net income (loss)	$(289,077)	$161,540
Adjustments to reconcile net income to net cash provided by operations
Depreciation	6,583	1,981
Stock compensation	246,858	189,795
Stock issued for services	-	875
Bad debt provision	49,231	43,507
Changes in operating assets and liabilities:
Accounts receivable, net	(508,309)	(911,537)
Other receivable - related parties	38,713	(58,918)
Prepayment	478	2,274
Accounts payable and accrued expenses	(93,046)	491,343
Deferred revenues	427,730	(2,270)
Other payables	(4,456)	2,316
Deposit from customers	73,310	30,000
Due to related parties	38,871	-
Income tax payable	6,839	33,078
Net cash provided by (used in) operating activities	(6,274)	(16,016)

Investing Activities:
Purchase of fixed assets	(4,838)	(5,921)
Acquisition of subsidiaries	-	(175,000)
Net cash used in Investing activities	(4,838)	(180,921)

Financing Activities:
Proceeds from issuance of common stock	22,500	225,567
Net cash provided by financing activities	22,500	225,567

Increase (Decrease) in cash and cash equivalents	11,388	28,630
Cash and cash equivalents at beginning of period	973,015	641,663
Cash and cash equivalents at end of period	$984,403	670,293

Supplemental disclosure of cash flow information	-
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On October 3, 2016, the Company purchased the majority and controlling interest in ATI Nationwide Holding Corp (“ATI Nationwide”), formerly EXA, Inc. OTC:Pinks (ATIN) through the acquisition of 65,000,000 shares (65.5%) shares of restricted common stock. The Stock Purchase and Sale Agreement dated October 3, 2016 (the “SPA EXAI”) closed on October 10, 2016 with the $175,000 payment of the purchase price to Joseph C. Passalaqua, prior shareholder and director and officer of ATI Nationwide.

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2016

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2017, and the results of its operations and cash flows for the six months ended June 30, 2017. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For the six months ended June 30, 2017 and 2016, depreciation expense is $6,583 and $1,981, respectively.

Investments

Investments primarily include cost method investments. On June 30, 2017 and December 31, 2016, the carrying amount of investments was $3,860 and $3,860, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of June 301, 2017.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On June 30, 2017 and December 31, 2016, there are no deferred tax assets and liabilities. The Company had $39,037 and $32,198 of income tax liability as of June 30, 2017 and December 31, 2016, respectively.

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

For the six months ended June 30, 2017 and 2016, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On June 30, 2017, all assets and liabilities are in the United States where the income and expense has been incurred since inception to June 30, 2017.

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

There were no sales returns and allowances from inception to June 30, 2017.

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

We have had no goodwill impairment charges for the six months ended June 30, 2017. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for June 30, 2017, in the amount of $2,091,465 are for Export Service Agreements. The Company's allowance for bad debt is $294,317 which provides a net receivable balance of $1,791,148

Accounts' receivable is stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

Accounts receivable consist of the following:

	June 30	Dec 31
	2017	2016
Accounts receivable	$785,968	$1,215,377
Accounts receivable- related parties	1,305,497	304,525
Less: Allowance for doubtful accounts	(294,317)	(221,221)
Accounts receivable, net	$1,797,148	$1,298,681

Bad debt expense was $49,231 and $43,507for the six months ended June 30, 2017 and 2016, respectively.

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

NOTE 4. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2017:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 37,035,539 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 5. DEFFERED REVENUE

ATI Modular receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the six months June 30, 2017, $500,000 fee from exclusive agreement incurred; $754,387 is booked deferred revenue as current liability on June 30, 2017 and $70,000 went against cost charged by Yilaime.

NOTE 6. STOCK BASED COMPENSATION

For the six months ended June 30, 2017 and 2016, $246,858 and $189,795 of stock compensation were charged to operating expenses, respectively. $1,703,984 and $1,450,842 were recorded as deferred compensation on June 30, 2017 and December 31, 2016, respectively.

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

On June 20, 2017, the Company signed the “First Amendment Employment Agreement with Alton Perkins amending the original Employment Agreement dated November 21, 2014. The new Agreement lifts up any lock-up provisions related to shares issued to Alton Perkins or its designee. In addition, in accordance with the new Agreement, the Company issued Alton Perkins additional 10,000,000 shares of restricted common stock and extend his employment until June 19, 2022.

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

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for six months ending June 30, 2017:

Consolidated Operating Statement Related Party Transactions (for six months ending June 30, 2017 and 2016).

(a) $100,000 and $100,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $360,000 and $175,000 in Trade Center Service Agreement Revenue;

(c) $30,242 and $0 in commission revenue with Nationwide Microfinance Limited;

(d) $77,578 and $459,904 in costs of revenues to Yilaime for services pursuant to the Service Agreement;

(e) $345,292 and $212,451 for general and administrative expenses for commissions and fees.

(f) For the six months ended, June 30, 2017, $21,400 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; For the six months ended, June 30, 2017, $15,000 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the six months ended, June 30, 2017, $15,000 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

For the six months ended, June 30, 2016, $12,416 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; $2,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement.

(g) $246,858 and $189,795 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

Consolidated Balance Sheet Related Party Transactions (on June 30, 2017 and December 31, 2016)

(a) $649,386 and $405,817 net account receivables Yilaime owes to the Company;

(b) $63,010 and $42,839 due to Yilaime;

(c) $590,836 and $282,149 Trade Center receivables owed to the Company;

(d) On June 30, 2017, other receivables include $208,180 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd

On December 31, 2016, other receivables include $69,120 owed by Yilaime; $175,772 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd;

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

Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following table sets forth the summary income statement for the six month period ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017	June 30, 2016
Revenue	$552,512	$1,276,270
Cost of Revenues-Related Parties	$77,578	$459,904
Operating Expense	$757,093	$624,795

Net Income (Loss)	$(289,077)	$161,540

Revenues

During the first quarter of 2017, the Company had revenues of $552,512, of which $490,242 were related party sales which included $360,000 in Trade Center agreements. Additionally, the Company had sales of $60,000 in Export Service Agreements.

Operating Expenses

Our expenses for the six months ended June 30, 2017 and 2016 are outlined in the table below:

	Six Months Ended
	June 30, 2017	June 30, 2016
General and Administrative	$601,072	$508,599
Professional Fees	$156,021	$116,196

Total Operating Expenses	$757,093	$624,795

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company and implementation of our business plan. Compared to the same period in 2016, the increase of operating expenses in 2017 is due to higher commissions.

Net Loss

As a result of our operations, the Company reported net loss of $289,077 for the first two quarter of 2017.

Liquidity and Capital Resources

Working Capital

	June 30, 2017	December 31, 2016
Current Assets	$3,005,052	$2,531,909
Current Liabilities	$1,143,240	$649,269

Working Capital	$1,861,812	$1,882,640

Cash Flow

	Six Months Ended
	June 30, 2017	June 30, 2016
Net Cash Used in Operating Activities	$6,274	$16,016
Net Cash Used in Investing Activities	$4,838	$180,921
Nat Cash Provided by Financing Activities	$22,500	$225,567

Increase in Cash and Cash Equivalents	$11,388	$28,630

Cash Used in Operating Activities

Lower net cash used in operating activities for the six months ended June 30, 2017 is due to net loss and increase in deferred revenue.

Cash Used in Investing Activities

We spent $4,838 and $5,921 on fixed assets for six months ended June 30, 2017 and 2016, respectively. In addition, we spent $175,000 in acquisition of subsidiaries for the six months ended June 30, 2016.

Cash Provided by Financing Activities

We received proceeds of $22,500 and $225,567 from issuing common stock for the six months ended June 30, 2017 and 2016, respectively.

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2017, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 21, 2017

-24-