Form 10-Q
period 2017-09-30
AMERICATOWNE Inc.
filed 2017-11-13
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,948,086 of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30	December 31
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,061,297	$973,015
Notes receivable - related parties	15,000	—
Accounts receivable, net	657,872	610,715
Accounts receivable, net - related parties	1,998,447	687,966
Other receivables	7,903
Other receivables - related parties	257,177	259,569
Prepayment-current	146,717	644
Total Current Assets	4,144,413	2,531,909

Prepayment-non current	7,035	7,675
Property, plant and equipment, net	22,152	25,861
Goodwill	393,656	393,656
Investments	3,860	3,860
Total Assets	$4,571,116	$2,962,961

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$223,677	$240,287
Deferred revenues-current	1,008,929	328,929
Notes payable	—	—
Other payables	560	5,016
Deposit from customers	1,469	—
Due to related parties	2,106	42,839
Income tax payable	37,776	32,198
Total Current Liabilities	1,274,517	649,269
Deferred revenues-non current	50,576	53,981
Total Liabilities	1,325,093	703,250

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
48,947,267 and 26,974,775 shares issued and outstanding	4,895	2,697
Common stock subscribed	85	90
Additional paid-in capital	5,838,101	3,595,714
Deferred compensation	(2,576,548)	(1,450,842)
Receivable for issuance of stock	(115,493)	(65,223)
Retained Earnings	(43,964)	84,782
Noncontrolling interest	138,947	92,493
Shareholders' Equity	3,246,023	2,259,711
Total Liabilities and Shareholders' Equity	$4,571,116	$2,962,961

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues
Sales	$166,134	$1,135	$228,404	$1,002,405
Services-related parties	591,750	50,000	1,081,992	325,000
	757,884	51,135	1,310,396	1,327,405
Cost of Revenues-Related Parties	35,498	162	113,076	460,066
Gross Profit	722,386	50,973	1,197,320	867,339

Operating Expenses
General and administrative	466,771	258,365	1,067,843	766,964
Professional fees	100,100	70,316	256,121	186,512
Total operating expenses	566,871	328,681	1,323,964	953,476
Income from operations	155,515	(277,708)	(126,644)	(86,137)

Other Expenses (Income)	(308)	409	(229)	(2,638)

Provision for income taxes	408	(20,561)	7,247	12,517
Net Income (Loss)	155,415	(257,556)	(133,662)	(96,016)

Less: Net income attributable to the non-controlling interest	7,155	(4,178)	12,653	(17,516)

Net income attributable to AmericaTowne, Inc. common stockholders	$162,570	$(261,734)	$(121,009)	$(113,532)

Earnings per share - basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.00)
Weighted average shares outstanding- basic and diluted	37,165,014	26,833,837	30,816,291	26,510,465

See Notes to Consolidated Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2017

Operating Activities:
Net income (loss)	$(133,661)	$(96,016)
Adjustments to reconcile net income to net cash provided by operations
Depreciation	8,653	3,180
Stock compensation	395,288	287,390
Stock issued for services	—	875
Bad debt provision	156,967	49,852
Changes in operating assets and liabilities:
Accounts receivable, net	(1,454,517)	(1,036,780)
Other receivable	(7,903)	—
Other receivable - related parties	4,393	(44,317)
Prepayment	(145,433)	(97,564)
Accounts payable and accrued expenses	(79,860)	3,92,443
Deferred revenues	676,595	(33,405)
Other payables	(4,456)	5,016
Deposit from customers	1,469	530,000
Due to related parties	61,047	—
Income tax payable	5,578	35,996
Net cash used in operating activities	(515,842)	(3,330)

Investing Activities:
Purchase of fixed assets	(4,944)	(5,921)
Issuance of notes receivable	(15,000)
Acquisition of subsidiaries	—	(175,000)
Net cash used in Investing activities	(19,944)	(180,921)

Financing Activities:
Proceeds from issuance of common stock	624,068	375,211
Net cash provided by financing activities	624,068	375,211

Increase (Decrease) in cash and cash equivalents	88,282	190,960
Cash and cash equivalents at beginning of period	973,015	641,663
Cash and cash equivalents at end of period	$1,061,297	832,623

Supplemental disclosure of cash flow information	—
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2016

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2017, and the results of its operations and cash flows for the nine months ended September 30, 2017. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For the nine months ended September 30, 2017 and 2016, depreciation expense is $8,653 and $3,180, respectively.

Investments

Investments primarily include cost method investments. On September 30, 2017 and December 31, 2016, the carrying amount of investments was $3,860 and $3,860, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of September 30, 2017.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On September 30, 2017 and December 31, 2016, there are no deferred tax assets and liabilities. The Company had $37,776 and $32,198 of income tax liability as of September 30, 2017 and December 31, 2016, respectively.

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

For the nine months ended September 30, 2017 and 2016, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On September 30, 2017, all assets and liabilities are in the United States where the income and expense has been incurred since inception to September 30, 2017.

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

There were no sales returns and allowances from inception to September 30, 2017.

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

We have had no goodwill impairment charges for the nine months ended September 30, 2017. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

On July 12, 2017, the Company issued $15,000 secured promissory note to a shareholder with annual 6% interest rate. The note is due on October 30, 2017. The interest rate is 9% after the due date. The note is secured by the personal guarantee of the borrower and the borrower’s stock of the Company.

NOTE 4. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for September 30, 2017, in the amount of $3,030,636 are for Export Service Agreements. The Company's allowance for bad debt is $374,317 which provides a net receivable balance of $2,656,319

Accounts' receivable is stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

Accounts receivable consist of the following:

	September 30	December 31
	2017	2016

Accounts receivable	$916,335	$1,215,377
Accounts receivable- related parties	2,114,301	304,525
Less: Allowance for doubtful accounts	(374,317)	(221,221)
Accounts receivable, net	$2,656,319	$1,298,681

Bad debt expense was $156,967 and $49,852 for the nine months ended September 30, 2017 and 2016, respectively.

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

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2017:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 48,947,267 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. DEFFERED REVENUE

ATI Modular receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the nine months September 30, 2017, $750,000 fee from exclusive agreement incurred; $1,004,387 is booked deferred revenue as current liability on September 30, 2017 and $70,000 went against cost charged by Yilaime.

NOTE 7. STOCK BASED COMPENSATION

For the nine months ended September 30, 2017 and 2016, $395,288 and $287,390 of stock compensation were charged to operating expenses, respectively. $2,576,548 and $1,450,842 were recorded as deferred compensation on September 30, 2017 and December 31, 2016, respectively.

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

On September 11, 2017, the Company signed the “Second Amendment Employment Agreement with Alton Perkins amending the original Employment Agreement dated November 21, 2014, as amended on June 20, 2017. Mr. Perkins agreed to serve as the Chairman and Chief Executive of AmericaTowne Holdings, Inc. as well as continue to serve for five years through September 11, 2022, in the same capacity for AmericaTowne, Inc., ATI Modular Technology Corp, and its subsidiary Anhui Ao De Xin Modular New Building Material Co., Ltd. In accordance with the new amended Agreement, the Company issued Alton Perkins and or his designee 8,831,145 shares of restricted common stock.

NOTE 8. RELATED PARTY TRANSACTIONS

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

The Company also leased office space from Yilaime NC for $3,516 per month.

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

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for nine months ending September 30,

Consolidated Operating Statement Related Party Transactions (for nine months ending September 30, 2017 and 2016).

(a) $150,000 and $150,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $901,750 and $175,000 in Trade Center Service Agreement Revenue;

(c) $30,242 and $0 in commission revenue with Nationwide Microfinance Limited;

(d) $112,916 and $117,062 in costs of revenues to Yilaime for services pursuant to the Service Agreement;

(e) $555,871 and $463,000 for general and administrative expenses for commissions and fees.

(f) For the nine months ended, September 30, 2017, $31,947 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; For the nine months ended, September 30, 2017, $22,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the nine months ended, September 30, 2017, $22,500 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

For the nine months ended, September 30, 2016, $22,665 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; $7,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement.

(g) $395,288 and $287,390 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

Consolidated Balance Sheet Related Party Transactions (on September 30, 2017 and December 31, 2016)

(a) $15,000 and $0 notes receivable to a shareholder;

(b) $932,811 and $405,817 net account receivables Yilaime owes to the Company;

(c) $115,459 and $42,839 due to Yilaime;

(d) $1,065,636 and $282,149 Trade Center receivables owed to the Company;

(e) On September 30, 2017, other receivables include $208,180 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd

On December 31, 2016, other receivables include $69,120 owed by Yilaime $175,772 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd;

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

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The following table sets forth the summary income statement for the nine month period ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Revenue	$1,310,39	$1,327,405
Cost of Revenues-Related Parties	$113,076	$460,066
Operating Expense	$1,323,964	$953,476

Net Income (Loss)	$(133,662)	$(96,016)

Revenues

For the nine months ended September 30, 2017, the Company had revenues of $1,310,396, of which $1,081,992 were related party sales which included $901,750 in Trade Center agreements. Additionally, the Company had sales of $225,000 in Export Service Agreements

Operating Expenses

Our expenses for the nine months ended September 30, 2017 and 2016 are outlined in the table below:

	Nine Months Ended
	September 30, 2017	September 30, 2016
General and Administrative	$1,067,843	$766,964
Professional Fees	$256,121	$186,512

Total Operating Expenses	$1,323,964	$953,476

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company and implementation of our business plan. Compared to the same period in 2016, the increase of operating expenses in 2017 is due to higher commissions.

Net Loss

As a result of our operations, the Company reported net loss of $133,662 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Working Capital

	September 30, 2017	December 31, 2016
Current Assets	$4,144,413	$2,531,909
Current Liabilities	$1,274,517	$649,269

Working Capital	$2,869,896	$1,882,640

Cash Flow

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net Cash Used in Operating Activities	$515,842	$3,330
Net Cash Used in Investing Activities	$19,944	$180,921
Net Cash Provided by Financing Activities	$624,068	$375,211

Increase in Cash and Cash Equivalents	$88,282	$190,960

Cash Used in Operating Activities

Higher net cash used in operating activities for the nine months ended September 30, 2017 is due to higher net loss and increase in accounts receivable.

Cash Used in Investing Activities

We spent $4,944 and $5,921 on fixed assets for nine months ended September 30, 2017 and 2016, respectively. In addition, we spent $15,000 in issuance of notes receivable for the nine months ended September 30, 2016.

Cash Provided by Financing Activities

We received proceeds of $624,068 and $375,211 from issuing common stock for the nine months ended September 30, 2017 and 2016, respectively.

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

As described in Basis of Presentation in this Third Quarter Report for fiscal year 2017, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of September 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 13, 2017

-24-