Form 10-Q/A
period 2016-09-30
AMERICATOWNE Inc.
filed 2018-01-17
CIK 1606699

10-Q 1 at10q320161104.htm 10-Q - THIRD QUARTER

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2016
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
Commission file number: 000-55206

AMERICATOWNE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware	000-55206	46-5488722
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

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

EXPLANATORY NOTE

The Company is filing this Amendment to its previously filed Quarterly Report on Form 10-Q filed on November 14, 2016 to restate its financial statements on September 30, 2016. The information in the Quarterly Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Quarterly Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since November 14, 2016, the date the Form 10-Q was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Transition Report and this Amendment speaks only as of November 14, 2016. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc.
Financial Statements (Unaudited)
Contents

AMERICATOWNE Inc.
Consolidated Balance Sheets

	September 30	December 31
	2016	2015
	(Unaudited) (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$934,144	$641,663
Accounts receivable, net	1,506,887	823,144
Accounts receivable, net - related parties	338,964	35,779
Other receivables - related parties	169,316	—
Prepayment-current	100,644	2,594
Total Current Assets	3,049,955	1,503,180

Prepayment-non current	7,675	8,161
Property, plant and equipment, net	21,099	18,357
Goodwill	218,656	40,331
Investments	3,860	3,860
Total Assets	$3,301,245	$1,573,889

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$358,542	$121,408
Deferred revenues-current	254,542	4,542
Notes payable	—	10,000
Other payables	5,016	—
Deposit from customers	500,000	—
Income tax payable	48,264	35,747
Total Current Liabilities	1,166,364	171,697
Deferred revenues-non current	55,116	58,521
Total Liabilities	1,221,480	230,218

Commitments & Contingencies

EQUITY
AMERICATOWNE Inc. Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
26,834,775 and 25,243,205 shares issued and outstanding	2,683	2,524
Additional paid-in capital	3,143,192	2,438,099
Deferred compensation	(1,090,105)	(1,233,198)
Receivable for issuance of stock	(16,100)	—
Retained Earnings	36,564	136,246
Total AMERICATOWNE Inc. Stockholders' Equity	2,076,234	1,343,671
Noncontrolling interest	3,531	—
Total Equity	2,079,765	1,343,671

Total Liabilities and Equity	$3,301,245	$1,573,889

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc.
Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(Restated)		(Restated)
Revenues
Sales	$1,135	$311,135	$1,002,405	$768,406
Services-related parties	50,000	50,000	325,000	150,000
	51,135	361,135	1,327,405	918,406
Cost of Revenues	162	31,162	460,066	97,035
Gross Profit	50,973	329,973	867,339	821,371

Operating Expenses
General and administrative	258,365	115,782	766,964	366,450
Professional fees	70,316	35,965	186,512	78,482
Total operating expenses	328,681	151,747	953,476	444,932
Income (Loss) from operations	(277,708)	178,226	(86,137)	376,439

Other Expenses (Income)	409	361	(2,638)	652

Provision for income taxes	(20,561)	19,642	12,517	93,654
Net Income (Loss)	(257,556)	158,223	(96,016)	282,133

Less: Net income attributable to
the noncontrolling interest	(4,178)	—	(3,667)	—
Net income (loss) attributable to AMERITOWNE Inc.				—
common stockholders	$(261,734)	$158,223	$(99,683)	$282,133

Earnings per share - basic and diluted	$(0.01)	$0.01	$0	$0.01
Weighted average shares
outstanding- basic and diluted	26,833,837	22,943,624	26,510,465	21,108,269

See Notes to Consolidated Financial Statements.

AMERICATOWNE Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(Restated)

Operating Activities:
Net income (loss)	$(96,016)	$282,133
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	3,180	1,078
Stock compensation	287,390	280,737
Stock issued for services	875	—
Bad debt provision	49,852	29,811
Changes in operating assets and liabilities:
Accounts receivable, net	(1,036,780)	(644,179)
Other receivable - related parties	(169,317)	—
Prepayment	(97,564)	485
Accounts payable and accrued expenses	392,443	2,879
Deferred revenues	216,597	(3,406)
Other payables	5,016	—
Deposit from customers	530,000	—
Income tax payable	12,516	93,654
Net cash provided by operating activities	98,191	43,192

Investing Activities:
Purchase of fixed assets	(5,921)	(16,317)
Acquisition of investment	(175,000)	—
Net cash used in Investing activities	(180,921)	(16,317)

Financing Activities:
Proceeds from issuance of common stock	375,211	—
Proceeds from loan payable	—	—
Net cash provided by financing activities	375,211	—

Increase (Decrease) in cash and cash equivalents	292,481	26,875
Cash and cash equivalents at beginning of period	641,663	16,403
Cash and cash equivalents at end of period	$934,144	43,278

Supplemental disclosure of cash flow information
Interest paid	$—	$638
Income taxes paid	$—	$—

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

On December 27, 2017, the Company reached a determination to restate its previously filed financial statements for the three months ended. The restatement decreases net income of $101,521 for the nine months ended September 30, 2016. The restatement relates to the following items

(1)	Defer and recognize as a reduction to the future costs for quarterly fee from exclusivity arrangements in accordance with ASC 605-50-45.
(2)	Correcting error in eliminating entries of consolidation.

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Other receivables - related parties:	$44,316	125,000	$169,316

Deferred revenue - current:	$4,542	250,000	$254,542

Income tax payable:	$71,743	(23,479)	$48,264

Retained earnings:	$109,888	(73,324)	$36,564

Noncontrolling interest:	$31,728	(28,197)	$3,531

Revenue-related parties:	$575,000	(250,000)	$325,000

General and administrative expenses:	$891,964	(125,000)	766,964

Provision for income taxes:	$35,996	(23,479)	$12,517

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On September 30, 2016 and December 31, 2015, there are no deferred tax assets and liabilities. The Company had $48,264 and $35,747 of income tax liability as of September 30, 2016 and December 31, 2015, respectively.

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

Accounts receivable consist of the following:

	Sept 30	Dec 31
	2016	2015
Accounts receivable	$1,631,217	$913,666
Accounts receivable- related parties	356,891	37,662
Less: Allowance for doubtful accounts	(142,257)	(92,405)
Accounts receivable, net	$1,845,851	$858,923

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

NOTE 4. DEFERRED REVENUE

ATI Modular Technology Corp receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the nine months September 30, 2016, $250,000 fee from exclusive agreement incurred; $250,00 is booked deferred revenue as current liability on June 30, 2016.

NOTE 5. NOTES PAYABLE

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

NOTE 6. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2016:

• Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 26,834,775 shares issued and outstanding

• Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 7. STOCK BASED COMPENSATION

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

(a) $150,000 in revenues for Yilaime's exclusive agreement;

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

(d) Other receivables include $29,639 advances to Officers-Alton Perkins (The Company: $24,327; ATI Modular: $5,312), $125,000 owed by Perkins Hus Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd.

(e) $250,000 and $0 deferred revenue-Yilaime ;

(f) $3,860 investment under assets associated with the Stock Exchange Agreement

(g) The Perkins Family Trust purchased 51,671 shares at $2.75 per share for $125,000 pursuant to the Company’s Direct Public Offering. Yilaime purchased 6,216 shares at $2.75 per share for $17,094 pursuant to the Company’s Direct Public Offering.

(h) $1,090,105 as deferred compensation pursuant to respective employment agreements.

(i) Alton Perkins is the control person of Yilaime and Yilaime NC.

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

Results of Operations for the Three Months Ended September 30, 2016

Our operating results for the three months ended September 30, 2016 are summarized as follows:

Three months ended September 30, 2016
Revenues	$51,135
Cost of Revenues	$162
Operating Expenses	$328,681

Net Income (Loss)	$(257,556)

Revenues

During the third quarter of 2016, the Company had sales of $51,135. The Company's sales consisted of $50,000 in services to Yilaime for Operations Fees.

Operating Expenses

Our expenses for the three months ended September 30, 2016 are outlined in the table below:

Three months ended September 30, 2016
General and administrative	$258,365
Professional fees	$70,316
Total operating expenses	$328,681

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company and implementation of our business plan.

Net Loss

As a result of our operations, the Company reported net loss after tax obligations of $257,556 for the third Quarter of 2016.

Results of Operations for the Nine Months Ended September 30, 2016

Our operating results for the nine months ended September 30, 2016 are summarized as follows:

Nine months ended September 30, 2016
Revenues	$1, 327,405
Cost of Revenues	$460,066
Operating Expenses	$953,476

Net Income (Loss)	$(96,016)

Revenues

For three quarters ending September 30, 2016, total sales were $1,327,405. The Company's sales consisted of $999,000 in Service Fees, $325,000 in services to related parties for Operations Fees. Total Cost of Revenue was $460,066, and Cost of Revenue to related parties totaled $117,062. The $1,327,405 in revenue was from Service Fees charged to FEMEB Nigeria Limited for $849,000; $5,000 for the education program; and Ivory Coast, Nigeria, Ghana, Kenya and New Jersey Trade Centers for $35,000 each as related parties, Hosana Home Healthcare Exports for $35,000 and CVRT, and Golden Ventures for $55,000 each and $250,000 recognized by ATI Modular Support Services Agreement with Yilaime. The 117,062 in Costs of Revenues was attributed to payments to Yilaime under its Service Agreement. Costs of Revenue expenses for $342,680 were attributed to supplies and machinery due under the FEMEB Nigeria agreement. We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2016.

Operating Expenses

Our expenses for the nine months ended September 30, 2016 are outlined in the table below:

Nine months ended September 30, 2016
General and administrative	$766,964
Professional fees	$186,512
Total operating expenses	$953,476

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company.

Net Loss

As a result of our operations for nine months ending September 30, 2016, the Company reported net loss after tax obligations of $96,016.

Liquidity and Capital Resources

Working Capital

September 30, 2016
Current Assets	$3,049,955
Current Liabilities	$1,166,364
Working Capital	$1,883,591

Cash Flow

Nine months ended September 30, 2016
Net cash provided by operating activities	$98,191
Net cash used in investing activities	$180,921
Net cash provided by financing activities	$375,211
Increase in cash	$292,481

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
Date: January 16, 2018

-28-