Form 10-K/A
period 2016-12-31
AMERICATOWNE Inc.
filed 2018-01-17
CIK 1606699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

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

[Table of Contents]

EXPLANATORY NOTE

The Company is filing this Amendment to its previously filed Annual Report on Form 10-K filed on April 14, 2017 to restate its financial statements on December 31, 2016. The information in the Annual Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Annual Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since April 14, 2017, the date the Form 10-K was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Transition Report and this Amendment speaks only as of April 14, 2017. References made in this Amendment to "this Form 10-K" mean this Amendment on Form 10-K/A unless the context requires otherwise.

[Table of Contents]

AMERICATOWNE, INC. 2016 FORM 10-K

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

[Table of Contents]

Results of Operations through December 31, 2016

Our operating results are summarized as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Revenues	$1,759,540	$1,259,541
Cost of Revenues	$244,486	$126,197
Gross Profit	$1,515,054	$1,133,344
Operating Expenses	$1,592,185	$995,339
Provision for income taxes	$(3,549)	$26,950
Net Income (Loss)	$(71,141)	$107,658

Revenues

During fiscal year 2016, the Company had sales of $1,759,540, compared to 2015 sales of $1,259,541. Our sales consisted of $1,559,540 in primarily Export Service Agreements, and $200,000 in Services to related parties for Operation fees. The Cost of Revenues to related parties were $244,486. Compared to 2014, our revenues increased $499,999 or 40%. The increase is due to implementing our business plan focusing on increasing exporters in our program and inclusion of revenue from a new subsidiary.

Pursuant to the Company's Service Agreement with Yilaime, Yilaime paid the Company $200,000 in fiscal year 2016 for an "Operations Fee". In 2015, the Company had paid an Operations Fee of $200,000. The Operations Fee stems from the agreement between Yilaime and the Company whereby Yilaime acts as the Company’s exclusive representative. The Operations Fee is not related to costs of revenues.

The related costs of revenues of $244,486 were costs associated with the Service Provider Agreement with Yilaime. The cost of revenues increased by $118,289 or 94%. The increase in the Operations Fee and costs of revenue were due to a full year worth of operations implementing our business plan.

We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the first quarter of 2016.

[Table of Contents]

Operating Expenses

Our expenses for the period ending December 31, 2016 and 2015 are outlined in the table below:

	December 31, 2016	December 31, 2015
General and administrative	$1,275,141	$889,202
Professional fees	$317,044	$106,137
Total operating expenses	$1,592,185	$995,339

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and preparing our Registration Statement on Form S-1, implementing our business plan, and inclusion expenses from new subsidiaries. Compared to 2015, our operating expenses increased $596,846 or 60%.

Net Income

As a result of our operations, for 2016, the Company reported net loss after provision for income tax of $71,141. Compared to 2015, our net income decreased $178,799 or 166%. The decrease is due to higher operating expenses in 2016.

Liquidity and Capital Resources

Working Capital

	December 31, 2016	December 31, 2015
Current Assets	$2,531,909	$1,503,180
Current Liabilities	$660,043	$171,697
Working Capital	$1,871,866	$1,331,483

We have working capital of $1,871,866 on December 31, 2016. Compared to December 31, 2015, our working capital increased $540,383 or 41%. The increase is due to effectively implementing our marketing, growth and equity sales plans.

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

[Table of Contents]

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation		10-12G		31.1	5/8/2014
3.2	By-Laws		10-12G		3.2	5/8/2014
3.3	Specimen Stock Certificate		10-12G		4.1	5/8/2014
10.1	United States Service Provider Agreement dated January 15, 2016		8-K		10.1	1/25/2016
10.2	Exporter Service Agreement dated June 30, 2015 and Amendment Dated January 27, 2016 (Kaise Strong, LLC f/k/a KCC Construction, Inc.)		8-K		10.4	1/29/2016
10.3	United States Service Provider Agreement dated January 15, 2016		8-K		10.1	1/25/2016
10.4	Exporter Service Agreement dated June 30, 2015 and Amendment Dated January 27, 2016 (Kaise Strong, LLC f/k/a KCC Construction, Inc.)		8-K		10.4	1/29/2016
10.5	EB-5 Project Advisory Agreement dated February 4, 2016 (Artisan Business Group, Inc.)		8-K		10.1	2/5/2016
10.6	Transfer Agent Agreement dated February 4, 2016 (Island Stock Transfer)		8-K		10.1	2/5/2016
10.7	Exporter Service Agreement dated February 26, 2016 (Hosana)		8-K		10.1	3/2/2016
10.8	Project Development Agreement dated March 8, 2016 (Clarke Associates, LLC)		8-K		10.1	4/4/2016
10.9	Feasibility Economic Impact Analysis Agreement dated March 31, 2016 (Barnhart Economic Services, LLC)		8-K		10.2	4/4/2016
10.10	Employment, Lock-Up, and Options Agreement dated March 22, 2016		8-K		10.3	4/4/2016
10.11	Exporter Services Agreement dated March 28, 2016 (Golden Ventures, LLC)		8-K		10.1	4/12/2016
10.12	Exporter Services Agreement dated March 30, 2016 (Veterans Resource Team)		8-K		10.2	4/12/2016
10.13	International Trade Center Service Provider Agreement dated March 21, 2016 (Yilaime)		8-K		10.3	4/12/2016
10.14	International Trade Center Service Provider Agreement dated March 25, 2016 (Toni Oyelowo)		8-K		10.6	4/12/2016
10.15	International Trade Center Service Provider Agreement dated March 28, 2016 (Joseph Tackie)		8-K		10.7	4/12/2016
10.16	Exporter Service Agreement dated April 27, 2016 (FEMEB Nigeria Limited)		8-K		10.1	5/9/2016
10.17	International Trade Center Services Provider Agreement (Ivory Coast Trade Center Agreement)		8-K		10.1	5/18/2016
10.18	Consulting, Confidentiality and Restrictive Covenants Agreement dated May 20, 2016 (Chaslin)		8-K		10.1	5/24/2016
10.19	Mutual Compensation Schedule dated March 30, 2016 (Yilaime)		8-K		10.8	5/26/2016
10.20	Mutual Compensation Schedule dated March 25, 2016 (Oyelowo)		8-K		10.9	5/26/2016
10.21	Mutual Compensation Schedule dated March 28, 2016 (Tackie)		8-K		10.10	5/26/2016
10.22	Stock Purchase and Sale Agreement dated June 2, 2016 (Global Recycle Energy, Inc.)		8-K		1.01	6/7/2016
10.23	Cooperative Agreement (Modular Construction)		8-K		1.01	6/28/2016
10.24	Cooperative Agreement (AmericaTowne Community)		8-K		1.02	6/28/2016
10.25	Modular Construction & Technology Services Agreement dated June 28, 2016 (ATI Modular)		8-K		10.1	7/14/2016
10.26	Master Joint Venture and Operational Agreement dated July 11, 2016 (Nationwide)		8-K		10.2	7/14/2016
10.27	Employment, Lock-up, and Options Agreement dated July 10, 2016 (Ying Cheng)		8-K		10.3	7/14/2016
10.28	Stock Purchase Agreement dated October 3, 2016 (Carson Holdings, LLC)		8-K		10.1	10/13/2016
10.29	Stock Purchase Agreement dated October 3, 2016 (Passalaqua)		8-K		10.2	10/13/2016
10.30	Master Joint Venture and Operational Agreement dated July 5, 2016 (Nationwide)		8-K		10.1	10/27/2016
10.31	Cooperative Agreement (Shexian and ATI Modular)		8-K/A		10.1	11/22/2016
10.32	Cooperative Agreement (Shexian and AmericaTowne)		8-K		10.2	11/22/2016
10.33	International Trade Center Service Provider Agreement dated November 21, 2016 (Guinea, Bangoura Djibril)		8-K		10.1	12/7/2016
10.34	United States Trade Center Service Provider Agreement dated November 28, 2016 (Mardy MD Eger)		8-K		10.2	12/7/2016
10.35	Employment, Lock-Up, and Options Agreement dated November 28, 2016 (Ihegaranya)		8-K		10.3	12/7/2016
10.36	Employment, Lock-Up, and Options Agreement dated November 28, 2016 (Salapo)		8-K		10.4	12/7/2016
10.37	Exporter Service Agreement dated December 18, 2016 (Rays)		8-K		10.1	12/20/2016
10.38	First Amendment to Master Joint Venture and Operational Agreement dated December 19, 2016 (Nationwide)		8-K/A		10.1	12/23/2016
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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
Dated: January 16, 2018

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

As discussed in Note 2 to the financial statements, the financial statements for the year ended December 31, 2016 have been restated to correct a misstatement.

/s/Yichien Yeh, CPA

Yichien Yeh, CPA

Oakland Gardens, New York

December 30, 2017

[Financial Index]

AMERICATOWNE Inc.
Consolidated Balance Sheets

	December 31	December 31
	2016	2015
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$973,015	$641,663
Accounts receivable, net	610,715	823,144
Accounts receivable, net - related parties	687,966	35,779
Other receivables - related parties	259,569	—
Prepayment-current	644	2,594
Total Current Assets	2,531,909	1,503,180

Prepayment-non current	7,675	8,161
Property, plant and equipment, net	25,861	18,357
Deferred tax assets	10,774
Goodwill	218,656	40,331
Investments	3,860	3,860
Total Assets	$2,798,735	$1,573,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$240,287	$121,408
Deferred revenues-current	328,929	4,542
Notes payable	—	10,000
Other payables	5,016	—
Due to related parties	42,839	—
Income tax payable	42,972	35,747
Total Current Liabilities	660,043	171,697
Deferred revenues-non current	53,981	58,521
Total Liabilities	714,024	230,218

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
26,974,775 and 25,243,205 shares issued and outstanding	2,697	2,524
Common stock subscribed	90	—
Additional paid-in capital	3,508,075	2,438,099
Deferred compensation	(1,450,842)	(1,233,198)
Receivable for issuance of stock	(65,223)	—
Retained Earnings	98,631	136,246
Noncontrolling interest	(8,717)	—
Shareholders' Equity	2,084,711	1,343,671
Total Liabilities and Shareholders' Equity	$2,798,735	$1,573,889

See Notes to Financial Statements

[Financial Index]

AMERICATOWNE Inc.

Consolidated Statement of Operations

	For the Years Ended
	December 31, 2016	December 31, 2015
	(Restated)
Revenues
Sales	$1,209,540	$1,059,541
Services-related parties	550,000	200,000
	1,759,540	1,259,541
Cost of Revenues-Related Parties	244,486	126,197
Gross Profit	1,515,054	1,133,344

Operating Expenses
General and administrative	1,275,141	889,202
Professional fees	317,044	106,137
Total operating expenses	1,592,185	995,339
Income (Loss) from operations	(77,131)	138,005

Other Expenses (Income)	(2,441)	3,397

Provision for income taxes	(3,549)	26,950
Net Income (Loss)	(71,141)	107,658

Less: Net loss attributable to the noncontrolling interest	33,525	—

Net income (loss) attributable to AMERICATOWNE, Inc common stockholders	$(37,616)	$107,658

Earnings (Loss) per share - basic and diluted	$(0.003)	$0.005
Weighted average shares outstanding- basic and diluted	26,599,745	21,777,024

See Notes to Financial Statements

[Financial Index]

AMERICATOWNE Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2016 and 2015
(Restated)

		Americatowne Inc. Shareholders
							Additional			Receivable	Non-
		Preferred Stock	Common Stock			Common Stock	Paid-In	Retained	Deferred	for Issuance	Controlling
	Total	Shares	Amount	Shares	Amount	Subscribed	Capital	Earnings	Compensation	of stock	Interest

Balance, December 31, 2014	$99,781	-	$-	18,577,565	$1,858	$-	$1,432,533	$28,588	$(1,363,198)	$-	$-

Shares issued for Intangibles	-	-	-	750,000	75	-	(75)	-	-	-	-

Shares Issued for Investments	3,860	-	-	3,616,059	362	-	3,498	-	-	-	-

Shares Issued for Proceeds	740,574	-	-	1,252,391	125	-	740,449	-	-	-	-

Shares Issued for Compensation	-	-	-	1,047,190	105	-	261,693		(261,798)	-	-

Amortization of Deferred Compensation	391,798	-	-	-	-	-	-	-	391,798	-	-

Net Income for the Period	107,658	-	-	-	-	-	-	107,658	-	-	-

Balance, December 31, 2015	$1,343,671	-	$-	25,243,205	$2,524	$-	$2,438,099	$136,246	$(1,233,198)	$-	$-

Shares Issued for Service	875	-	-	8,718	1	-	874	-	-	-	-

Shares Issued for Compensation	-	-	-	617,190	62	-	654,236	-	(654,298)	-	-

Amortization of Deferred Compensation	436,653	-	-	-	-	-	-	-	436,653	-	-

Shares issued for Debt Conversion	169,168	-	-	171,628	17	-	169,151	-	-	-	-

Shares Issued for Proceeds	235,970	-	-	934,034	93	90	301,010	-	-	(65,223)	-

Business Combination	(534)	-	-	-	-	-	-	-	-	-	(534)

Capital Contribution	145,049	-	-	-	-	-	119,706	-	-	-	25,343

Acquisition of non-business entity	(175,000)	-	-	-	-	-	(175,000)	-	-	-	-

Net loss for the Period	(71,141)	-	-	-	-	-	-	(37,616)	-	-	(33,525)

Balance, December 31, 2016	$2,084,711	-	$-	26,974,775	$2,697	$90	$3,508,075	$98,631	$(1,450,842)	$(65,223)	$(8,717)

See Notes to Financial Statements

[Financial Index]

AMERICATOWNE Inc.
Consolidated Statement of Cash Flows

	For the Years Ended
	December 31, 2016	December 31, 2015
	(Restated)
Operating Activities:
Net income (loss)	$(71,141)	$107,658
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	3,388	1,989
Notes issued for expenses	-	25,000
Stock compensation	436,653	391,798
Stock issued for services	875	-
Bad debt provision	128,816	84,767
Changes in operating assets and liabilities:
Accounts receivable, net	(568,573)	(800,556)
Other receivable - related parties	(278,811)	-
Prepayment	2,436	(1,303)
Deferred tax assets	(10,774)	-
Accounts payable and accrued expenses	274,189	94,867
Deferred revenues	319,847	(4,541)
Other payables	5,016	-
Due to related parties	62,080	-
Income tax payable	7,225	20,353
Net cash provided by (used in) operating activities	311,225	(79,968)

Investing Activities:
Purchase of fixed assets	(10,891)	(20,346)
Acquisition of subsidiaries	(350,000)	-
Net cash used in Investing activities	(360,891)	(20,346)

Financing Activities:
Repayment of notes payable	-	(15,000)
Proceeds from issuance of common stock	381,019	740,574
Net cash provided by financing activities	381,019	725,574

Increase (Decrease) in cash and cash equivalents	331,352	625,260
Cash and cash equivalents at beginning of period	641,663	16,403.00
Cash and cash equivalents at end of period	$973,015	641,663

Supplemental disclosure of cash flow information
Interest paid	$535	$638
Income taxes paid	$-	$6,597

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

On December 27, 2017, the Company reached a determination to restate its previously filed financial statements for the year ended. The restatement decreases net income of $186,933 for the year ended December 31, 2016. The restatement relates to the following items

(1)	Defer and recognize as a reduction to the future costs for quarterly fee from exclusivity arrangements in accordance with ASC 605-50-45.
(2)	Derecognize the goodwill from acquisition of ATI Nationwide Holdings Corporation in accordance with ASC 805-10-55-4 through 55-9
(3)	Correcting error in eliminating entries of consolidation.
(4)	Correcting error in recognizing deferred tax assets

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Other receivables - related parties:	$148,361	110,938	$259,569

Deferred tax assets:	$0	10,774	$10,774

Goodwill:	$393,656	(175,000)	$218,656

Deferred revenue - current:	$4,542	324,387	$328,929

Income tax payable:	$58,714	(15,742)	$42,972

Additional paid in capital:	$3,706,582	(198,507)	$3,508,075

Retained earnings	$241,871	(143,240)	$98,631

Noncontrolling interest:	$11,468	(20,185)	$(8,717)

Revenue-related parties:	$1,050,000	(500,000)	$550,000

Cost of revenues-related parties:	$420,099	(175,613)	$244,486

General and administrative expenses:	$1,386,079	(110,938)	1,275,141

Provision for income taxes:	$22,967	(26,516)	$(3,549)

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

[Financial Index]

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

Purchased goodwill from acquisitions is $178,325 for acquiring ATI Modular in 2016, which is not deductible for tax purposes.

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

[Financial Index]

Accounts receivable consist of the following:

	December 31	December 31
	2016	2015
Accounts receivable	$795,727	$913,666
Accounts receivable- related parties	724,175	37,662
Less: Allowance for doubtful accounts	(221,221)	(92,405)
Accounts receivable, net	$1,298,681	$858,923

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

NOTE 4. DEFERRED REVENUE

ATI Modular Technology Corp receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the year ended December 31, 2016, $500,000 fee from exclusive agreement incurred; $324,387 is booked deferred revenue as current liability on December 31, 2016 and $175,613 went against cost charged by Yilaime.

NOTE 5. NOTES PAYABLE

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

NOTE 6. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2016:

• Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 26,974,775 shares issued and outstanding

• Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

[Financial Index]

NOTE 7. STOCK BASED COMPENSATION

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

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect of significant items comprising the net deferred tax amount is at December 31, 2016 and 2015 as follows:

	2016	2015
Deferred tax assets:
Net operating losses	$260,502	$—

Total deferred tax assets	260,502	—
Less: valuation allowance	(249,728)	—

Deferred tax assets, net	$10,774	$—

As of December 31, 2016, for U.S. federal income tax reporting purposes, the Company has approximately $805,636 of unused net operating losses (“NOLs”) available for carry forward to future years. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Significant components of income tax expense for the years ended December 31, 2016 and 2015are as follows

	2016	2015
Current tax expense	$7,225	$26,950
Benefits of operating loss carryforwards	(10,774)	—
Tax expense (benefit)	$3,549	$26,950

The Company had $42,972 and $35,747 of income tax liability as of December 31, 2016 and 2015 respectively.

Reconciliation of Effective Income Tax Expense is as follows

	2016	2015
Statutory U.S. tax	$(253,277)	$26,950
Less: Valuation Allowance	249,728	—
Tax expense (benefit)	$3,549	$26,950

NOTE 9. RELATED PARTIES TRANSACTIONS

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

(a) $200,000 and $200,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $350,000 and 0 in Trade Center Service Agreement Revenue;

(c) $244,486 and 126,197 in expenses under costs of revenues paid to Yilaime for services pursuant to the Service Agreement;

(d) $33,118 and $15,300 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; $15,000 and $0 ATI Modular Technology Corp paid rent expenses to Yilaime; and $7,500 and $0 ATI Nationwide Holding Corp paid rent expenses to Yilaime

(e) $0 and $180,961 for Commission and Fees paid to Perkins Hus Export Corporation pursuant to its qualification as an Interest Charge - Domestic International Sales Corporation ("IC-DISC");

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

(b) $42,839 and $0 due to Yilaime;

(c) $282,149 and $0 Trade Center receivables owed to the Company;

(d) Other receivables include $69,120 owed by Yilaime; $175,772 owed by Perkins Hus Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd;

(e) $324,387 and $0 deferred revenue-Yilaime ;

(f) $198,000 and $0 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.;

[Financial Index]