Form 10-Q/A
period 2017-03-31
AMERICATOWNE Inc.
filed 2018-01-17
CIK 1606699

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

EXPLANATORY NOTE

The Company is filing this Amendment to its previously filed Quarterly Report on Form 10-Q filed on May 19, 2017 to restate its financial statements on March 31, 2017. The information in the Quarterly Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Quarterly Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since May 19, 2017, the date the Form 10-Q was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Transition Report and this Amendment speaks only as of May 19, 2017. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31	December 31
	2017	2016
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$832,034	$973,015
Accounts receivable, net	650,677	610,715
Accounts receivable, net - related parties	1,041,150	687,966
Other receivables - related parties	440,962	259,569
Prepayment-current	644	644
Total Current Assets	2,965,467	2,531,909

Prepayment-non current	7,359	7,675
Property, plant and equipment, net	24,471	25,861
Deferred tax assets	10,774	10,774
Goodwill	218,656	218,656
Investments	3,860	3,860
Total Assets	$3,230,587	$2,798,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$390,604	$240,287
Deferred revenues-current	543,929	328,929
Notes payable	—	—
Other payables	3,088	5,016
Deposit from customers	13,672	—
Due to related parties	43,404	42,839
Income tax payable	45,187	42,972
Total Current Liabilities	1,039,884	660,043
Deferred revenues-non current	52,846	53,981
Total Liabilities	1,092,730	714,024

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
27,034,775 and 26,974,775 shares issued and outstanding	2,703	2,697
Common stock subscribed	84	90
Additional paid-in capital	3,525,829	3,508,075
Deferred compensation	(1,327,413)	(1,450,842)
Receivable for issuance of stock	(65,223)	(65,223)
Retained Earnings	8,954	98,631
Noncontrolling interest	(7,077)	(8,717)
Shareholders' Equity	2,137,857	2,084,711
Total Liabilities and Shareholders' Equity	$3,230,587	$2,798,735

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended

	March 31, 2017	March 31, 2016
	(Restated)
Revenues
Sales	$61,135	$146,135
Services-related parties	230,000	190,000
	291,135	336,135
Cost of Revenues-Related Parties	59,416	28,662
Gross Profit	231,719	307,473

Operating Expenses
General and administrative	247,451	173,769
Professional fees	75,064	63,839
Total operating expenses	322,515	237,608
Income (Loss) from operations	(90,796)	69,865

Other Expenses (Income)	(228)	482

Provision for income taxes	2,215	26,728
Net Income (Loss)	(92,783)	42,655

Less: Net loss attributable to the noncontrolling interest	3,107	—

Net income (loss) attributable to AMERICATOWNE, Inc common stockholders	$(89,676)	$42,655

Earnings per share - basic and diluted	$(0.003)	$0.002
Weighted average shares outstanding - basic and diluted	27,004,775	25,919,187

See Notes to Consolidated Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(Restated)

Operating Activities:
Net income (loss)	$(92,783)	$42,655
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation	4,513	991
Stock compensation	123,429	80,821
Bad debt provision	19,494	7,497
Changes in operating assets and liabilities:
Accounts receivable, net	(412,638)	(193,699)
Other receivable - related parties	(196,917)	(12,077)
Prepayment	316	2,112
Accounts payable and accrued expenses	150,314	40,760
Deferred revenues	213,865	(1,135)
Other payables	(1,928)	—
Deposit from customers	13,672	—
Due to related parties	16,090	—
Income tax payable	2,215	26,728
Net cash used in operating activities	(160,358)	(5,347)

Investing Activities:
Purchase of fixed assets	(3,123)	(1,765)
Acquisition of subsidiaries	—	—
Net cash used in Investing activities	(3,123)	(1,765)

Financing Activities:
Proceeds from issuance of common stock	22,500	58,103
Net cash provided by financing activities	22,500	58,103

Increase (Decrease) in cash and cash equivalents	(140,981)	50,991
Cash and cash equivalents at beginning of period	973,015	641,663
Cash and cash equivalents at end of period	$832,034	692,654

Supplemental disclosure of cash flow information	—
Interest paid	$—	$—
Income taxes paid	$—	$—

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

On December 27, 2017, the Company reached a determination to restate its previously filed financial statements for the three months ended. The restatement decreases net income of $88,637 for the three months ended March 31, 2017. The restatement relates to the following items

(1)	Defer and recognize as a reduction to the future costs for quarterly fee from exclusivity arrangements in accordance with ASC 605-50-45.
(2)	Derecognize the goodwill from acquisition of ATI Nationwide Holdings Corporation in accordance with ASC 805-10-55-4 through 55-9.
(3)	Correcting error in eliminating entries of consolidation.
(4)	Correcting error in recognizing deferred tax assets in 2016

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Other receivables - related parties:	$295,954	145,008	$440,962

Deferred tax assets:	$0	10,774	$10,774

Goodwill:	$393,656	(175,000)	$218,656

Accounts payable and accrued expenses:	$453,063	(62,459)	$390,604

Deferred revenue - current:	$4,542	235,746	$240,288

Income tax payable:	$93,926	(48,739)	$45,187

Additional paid in capital:	$3,734,700	(208,871)	$3,525,829

Receivable for issuance of stock:	$90,493	(25,270)	$65,223

Retained earnings:	$244,906	(235,952)	$8,954

Noncontrolling interest:	$20,777	(27,854)	$(7,077)

Revenue-related parties:	$480,000	(250,000)	$230,000

Cost of revenues-related parties:	$94,416	(35,000)	$59,416

General and administrative expenses:	$340,817	(93,366)	247,451

Provision for income taxes:	$35,212	(32,997)	$2,215

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K/A for the years ended December 31, 2016

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2017, and the results of its operations and cash flows for the three months ended March 31, 2017. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On March 31, 2017 and December 31, 2016, there is deferred tax assets of $10,774. The Company had $45,187 and $42,972 of income tax liability as of March 31, 2017 and December 31, 2016, respectively.

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

Accounts receivable consist of the following:

	Mar 31,	Dec 31,
	2017	2016
Accounts receivable	$836,594	$795,727
Accounts receivable- related parties	1,104,177	724,175
Less: Allowance for doubtful accounts	(248,944)	(221,221)
Accounts receivable, net	$1,691,827	$1,298,681

Bad debt expense was $19,494 and $7,497 for the three months ended March 31, 2017 and 2016, respectively.

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

NOTE 4. DEFERRED REVENUE

ATI Modular Technology Corp receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the three months March 31, 2017, $250,000 fee from exclusive agreement incurred; $539,387 is booked deferred revenue as current liability on March 31, 2017 and $35,000 went against cost charged by Yilaime.

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2017:

• Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 27,034,775 shares issued and outstanding

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

(a) $50,000 and $50,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $180,000 and 140,000 in Trade Center Service Agreement Revenue;

(c) $59,416 and $28,662 in costs of revenues to Yilaime for services pursuant to the Service Agreement;

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

(b) $0 and $42,839 due to Yilaime;

(c) $445,735 and $282,149 Trade Center receivables owed to the Company;

(d) On March 31, 2017, other receivables include $84,742 owed by Yilaime; $341,543 owed by Perkins Hus Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd

On December 31, 2016, other receivables include $69,120 owed by Yilaime; $175,772 owed by Perkins Hus Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd;

(e) $539,387 and $324,387 deferred revenue-Yilaime ;

(f) $198,000 and 198,000 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.;

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table sets forth the summary income statement for the three month period ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$291,135	$336,135
Cost of Revenues-Related Parties	$59,416	$28,662
Operating Expense	$322,515	$237,608

Net Income (Loss)	$(92,783)	$42,655

Revenues

During the first quarter of 2017, the Company had revenues of $291,135, of which $230,000 were related party sales which included $180,000 in Trade Center agreements. Additionally, the Company had sales of $61,000 in Export Service Agreements.

Operating Expenses

Our expenses for the first months ended March 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended
	March 31, 2017	March 31, 2016
General and Administrative	$247,451	$173,769
Professional Fees	$75,064	$63,839

Total Operating Expenses	$322,515	$273,608

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company and implementation of our business plan. Compared to the same period in 2016, the increase of operating expenses in 2017 is due to higher commissions.

Net Loss

As a result of our operations, the Company reported net loss of $92,783 for the first quarter of 2017.

Liquidity and Capital Resources

Working Capital

	March 31, 2017	December 31, 2016
Current Assets	$2,965,467	$2,531,909
Current Liabilities	$1,039,884	$660,043

Working Capital	$1,925,583	$1,871,866

Cash Flow

	Three Months Ended
	March 31, 2017	March 31, 2016
Net Cash Used in Operating Activities	$160,358	$5,347
Net Cash Used in Investing Activities	$3,123	$1,765
Nat Cash Provided by Financing Activities	$22,500	$58,103

Increase (Decrease) in Cash and Cash Equivalents	$(140,981)	$50,991

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

-26-