Form 10-Q/A
period 2017-06-30
AMERICATOWNE Inc.
filed 2018-01-17
CIK 1606699

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

EXPLANATORY NOTE

The Company is filing this Amendment to its previously filed Quarterly Report on Form 10-Q filed on August 21, 2017 to restate its financial statements on June 30, 2017. The information in the Quarterly Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Quarterly Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since August 21, 2017, the date the Form 10-Q was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Transition Report and this Amendment speaks only as of August 21, 2017. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30	December 31
	2017	2016
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$984,403	$973,015
Accounts receivable, net	556,926	610,715
Accounts receivable, net - related parties	1,240,222	687,966
Other receivables - related parties	222,857	259,569
Prepayment-current	644	644
Total Current Assets	3,005,052	2,531,909

Prepayment-non current	7,197	7,675
Property, plant and equipment, net	24,116	25,861
Deferred tax assets	10,774	10,774
Goodwill	218,656	218,656
Investments	3,860	3,860
Total Assets	$3,269,655	$2,798,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$210,494	$240,287
Deferred revenues-current	758,929	328,929
Notes payable	—	—
Other payables	560	5,016
Deposit from customers	71,210	—
Due to related parties	63,010	42,839
Income tax payable	49,811	42,972
Total Current Liabilities	1,154,014	660,043
Deferred revenues-non current	51,711	53,981
Total Liabilities	1,205,725	714,024

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
37,035,539 and 26,974,775 shares issued and outstanding	3,704	2,697
Common stock subscribed	84	90
Additional paid-in capital	4,026,929	3,508,075
Deferred compensation	(1,703,984)	(1,450,842)
Receivable for issuance of stock	(65,223)	(65,223)
Retained Earnings	(188,112)	98,631
Noncontrolling interest	(9,468)	(8,717)
Shareholders' Equity	2,063,930	2,084,711
Total Liabilities and Shareholders' Equity	$3,269,655	$2,798,735

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Restated)		(Restated)

Revenues
Sales	$1,135	$855,135	$62,270	$1,001,270
Services-related parties	260,242	85,000	490,242	275,000
	261,377	940,135	552,512	1,276,270
Cost of Revenues-Related Parties	18,162	431,242	77,578	459,904
Gross Profit	243,215	508,893	474,934	816,366

Operating Expenses
General and administrative	356,784	334,830	604,235	508,599
Professional fees	80,957	52,357	156,021	116,196
Total operating expenses	437,741	387,187	760,256	624,795
Income from operations	(194,526)	121,706	(285,322)	191,571

Other Expenses (Income)	307	(3,529)	79	(3,047)

Provision for income taxes	4,624	6,350	6,839	33,078
Net Income (Loss)	(199,457)	118,885	(292,240)	161,540

Less: Net loss attributable to the noncontrolling interest	2,391	511	5,498	511

Net income (loss) attributable to AMERICATOWNE, Inc common stockholders	$(197,066)	$119,396	$(286,742)	$162,051

Earnings per share - basic and diluted	$(0.01)	$0.00	$(0.01)	$0.01
Weighted average shares outstanding- basic and diluted	28,024,105	26,774,532	27,516,924	26,346,859

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(Restated)
Operating Activities:
Net income (loss)	$(292,240)	$161,540
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	6,583	1,981
Stock compensation	246,858	189,795
Stock issued for services	—	875
Bad debt provision	52,394	43,507
Changes in operating assets and liabilities:
Accounts receivable, net	(571,559)	(911,537)
Other receivable - related parties	38,713	(58,918)
Prepayment	478	2,274
Accounts payable and accrued expenses	(29,795)	491,343
Deferred revenues	427,730	(2,270)
Other payables	(4,456)	2,316
Deposit from customers	73,310	30,000
Due to related parties	38,871	—
Income tax payable	6,839	33,078
Net cash used in operating activities	(6,274)	(16,016)

Investing Activities:
Purchase of fixed assets	(4,838)	(5,921)
Acquisition of subsidiaries	—	(175,000)
Net cash used in Investing activities	(4,838)	(180,921)

Financing Activities:
Proceeds from issuance of common stock	22,500	225,567
Net cash provided by financing activities	22,500	225,567

Increase (Decrease) in cash and cash equivalents	11,388	28,630
Cash and cash equivalents at beginning of period	973,015	641,663
Cash and cash equivalents at end of period	$984,403	670,293

Supplemental disclosure of cash flow information	—
Interest paid	$—	$—
Income taxes paid	$—	$—

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

On December 27, 2017, the Company reached a determination to restate its previously filed financial statements for the six months ended. The restatement decreases net income of $3,163 for the six months ended June 30, 2017. The restatement relates to the following items

(1)	Derecognize the goodwill from acquisition of ATI Nationwide Holdings Corporation in accordance with ASC 805-10-55-4 through 55-9
(2)	Correcting error in eliminating entries of consolidation.
(3)	Correcting error in recognizing deferred tax assets in 2016

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Deferred tax assets:	$0	10,774	$10,774

Goodwill:	$393,656	(175,000)	$218,656

Income tax payable:	$39,037	10,774	$49,811

Additional paid in capital:	$4,154,774	(127,845)	$4,026,929

Receivable for issuance of stock:	$90,493	(25,270)	$65,223

Retained earnings:	(206,534)	18,422	$(188,112)

Noncontrolling interest:	$81,379	(90,847)	$(9,468)

General and administrative expenses:	$601,072	3,163	$604,235

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On June 30, 2017 and December 31, 2016, there is deferred tax assets of $10,774. The Company had $49,811 and $42,972 of income tax liability as of June 30, 2017 and December 31, 2016, respectively.

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

Accounts receivable consist of the following:

	June 30	Dec 31
	2017	2016
Accounts receivable	$785,968	$795,727
Accounts receivable- related parties	1,305,497	724,175
Less: Allowance for doubtful accounts	(294,317)	(221,221)
Accounts receivable, net	$1,797,148	$1,298,681

Bad debt expense was $52,394 and $43,507 for the six months ended June 30, 2017 and 2016, respectively.

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

NOTE 4. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2017:

• Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 37,035,539 shares issued and outstanding

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

(e) $754,387 and $324,387 deferred revenue-Yilaime;

(f) $63,717 and 198,000 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.;

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

Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following table sets forth the summary income statement for the six month period ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017	June 30, 2016
Revenue	$552,512	$1,276,270
Cost of Revenues-Related Parties	$77,578	$459,904
Operating Expense	$760,256	$624,795

Net Income (Loss)	$(292,240)	$161,540

Revenues

For the six months ended June 30, 2017, the Company had revenues of $552,512, of which $490,242 were related party sales which included $360,000 in Trade Center agreements. Additionally, the Company had sales of $60,000 in Export Service Agreements.

Operating Expenses

Our expenses for the six months ended June 30, 2017 and 2016 are outlined in the table below:

	Six Months Ended
	June 30, 2017	June 30, 2016
General and Administrative	$604,235	$508,599
Professional Fees	$156,021	$116,196

Total Operating Expenses	$760,256	$624,795

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company and implementation of our business plan. Compared to the same period in 2016, the increase of operating expenses in 2017 is due to higher commissions.

Net Loss

As a result of our operations, the Company reported net loss of $292,240 for the first two quarter of 2017.

Liquidity and Capital Resources

Working Capital

	June 30, 2017	December 31, 2016
Current Assets	$3,005,052	$2,531,909
Current Liabilities	$1,154,014	$660,043

Working Capital	$1,851,038	$1,871,866

Cash Flow

	Six Months Ended
	June 30, 2017	June 30, 2016
Net Cash Used in Operating Activities	$6,274	$16,016
Net Cash Used in Investing Activities	$4,838	$180,921
Nat Cash Provided by Financing Activities	$22,500	$225,567

Increase in Cash and Cash Equivalents	$11,388	$28,630

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

-25-