Form 10-Q/A
period 2017-09-30
AMERICATOWNE Inc.
filed 2018-01-17
CIK 1606699

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

EXPLANATORY NOTE

The Company is filing this Amendment to its previously filed Quarterly Report on Form 10-Q filed on November 13, 2017 to restate its financial statements on September 30, 2017. The information in the Quarterly Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Quarterly Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since November 13, 2017, the date the Form 10-Q was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Transition Report and this Amendment speaks only as of November 13, 2017. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30	December 31
	2017	2016
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,061,297	$973,015
Notes receivable - related parties	15,000	—
Accounts receivable, net	657,872	610,715
Accounts receivable, net - related parties	1,998,447	687,966
Other receivables	7,903
Other receivables - related parties	257,177	259,569
Prepayment-current	146,717	644
Total Current Assets	4,144,413	2,531,909

Prepayment-non current	7,035	7,675
Property, plant and equipment, net	22,152	25,861
Deferred tax assets	10,774	10,774
Goodwill	218,656	218,656
Investments	3,860	3,860
Total Assets	$4,406,890	$2,798,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$223,677	$240,287
Deferred revenues-current	1,008,929	328,929
Notes payable	—	—
Other payables	560	5,016
Deposit from customers	1,469	—
Due to related parties	2,106	42,839
Income tax payable	48,550	42,972
Total Current Liabilities	1,285,291	660,043
Deferred revenues-non current	50,576	53,981
Total Liabilities	1,335,867	714,024

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
48,947,267 and 26,974,775 shares issued and outstanding	4,895	2,697
Common stock subscribed	85	90
Additional paid-in capital	5,728,499	3,508,075
Deferred compensation	(2,576,548)	(1,450,842)
Receivable for issuance of stock	(90,223)	(65,223)
Retained Earnings	(25,542)	98,631
Noncontrolling interest	29,857	(8,717)
Shareholders' Equity	3,071,023	2,084,711
Total Liabilities and Shareholders' Equity	$4,406,890	$2,798,735

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Restated)		(Restated)
Revenues
Sales	$166,134	$1,135	$228,404	$1,002,405
Services-related parties	591,750	50,000	1,081,992	325,000
	757,884	51,135	1,310,396	1,327,405
Cost of Revenues-Related Parties	35,498	162	113,076	460,066
Gross Profit	722,386	50,973	1,197,320	867,339

Operating Expenses
General and administrative	466,771	258,365	1,071,006	766,964
Professional fees	100,100	70,316	256,121	186,512
Total operating expenses	566,871	328,681	1,327,127	953,476
Income from operations	155,515	(277,708)	(129,807)	(86,137)

Other Expenses (Income)	(308)	409	(229)	(2,638)

Provision for income taxes	408	(20,561)	7,247	12,517
Net Income (Loss)	155,415	(257,556)	(136,825)	(96,016)

Less: Net loss (income) attributable to the non-controlling interest	7,155	(4,178)	12,653	(3,667)

Net income (loss) attributable to AmericaTowne, Inc. common stockholders	$162,570	$(261,734)	$(124,172)	$(99,683)

Earnings per share - basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.00)
Weighted average shares outstanding- basic and diluted	37,165,014	26,833,837	30,816,291	26,510,465

See Notes to Consolidated Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2017
	(Restated)
Operating Activities:
Net income (loss)	$(136,825)	$(96,016)
Adjustments to reconcile net income to net cash provided by operations
Depreciation	8,653	3,180
Stock compensation	395,288	287,390
Stock issued for services	—	875
Bad debt provision	160,130	49,852
Changes in operating assets and liabilities:
Accounts receivable, net	(1,517,767)	(1,036,780)
Other receivable	(7,903)	—
Other receivable - related parties	4,393	(44,317)
Prepayment	(145,433)	(97,564)
Accounts payable and accrued expenses	(16,611)	3,92,443
Deferred revenues	676,595	(33,405)
Other payables	(4,456)	5,016
Deposit from customers	1,469	530,000
Due to related parties	61,047	—
Income tax payable	5,578	35,996
Net cash used in operating activities	(515,842)	(3,330)

Investing Activities:
Purchase of fixed assets	(4,944)	(5,921)
Issuance of notes receivable	(15,000)
Acquisition of subsidiaries	—	(175,000)
Net cash used in Investing activities	(19,944)	(180,921)

Financing Activities:
Proceeds from issuance of common stock	624,068	375,211
Net cash provided by financing activities	624,068	375,211

Increase (Decrease) in cash and cash equivalents	88,282	190,960
Cash and cash equivalents at beginning of period	973,015	641,663
Cash and cash equivalents at end of period	$1,061,297	832,623

Supplemental disclosure of cash flow information	—
Interest paid	$—	$—
Income taxes paid	$—	$—

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

On December 27, 2017, the Company reached a determination to restate its previously filed financial statements for the nine months ended. The restatement decreases net income of $3,163 for the nine months ended September 30, 2017. The restatement relates to the following items

(1)	Derecognize the goodwill from acquisition of ATI Nationwide Holdings Corporation in accordance with ASC 805-10-55-4 through 55-9
(2)	Correcting error in eliminating entries of consolidation.
(3)	Correcting error in recognizing deferred tax assets in 2016

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Deferred tax assets:	$0	10,774	$10,774

Goodwill:	$393,656	(175,000)	$218,656

Income tax payable:	$37,776	10,774	$48,550

Additional paid in capital:	$5,838,101	(109,602)	$5,728,499

Receivable for issuance of stock:	$115,493	(25,270)	$90,223

Retained earnings:	$(43,964)	18,422	$(25,542)

Noncontrolling interest:	$138,947	(109,090)	$29,857

General and administrative expenses:	$1,067,843	3,163	$1,071,006

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On September 30, 2017 and December 31, 2016, there is deferred tax assets of $10,774. The Company had $37,776 and $32,198 of income tax liability as of September 30, 2017 and December 31, 2016, respectively.

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

Accounts receivable consist of the following:

	September 30	December 31
	2017	2016

Accounts receivable	$916,335	$795,727
Accounts receivable- related parties	2,114,301	724,175
Less: Allowance for doubtful accounts	(374,317)	(221,221)
Accounts receivable, net	$2,656,319	$1,298,681

Bad debt expense was $160,130 and $49,852 for the nine months ended September 30, 2017 and 2016, respectively.

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

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2017:

• Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 48,947,267 shares issued and outstanding

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

(c) $115,459 and $42,839 due to Yilaime;

(d) $1,065,636 and $282,149 Trade Center receivables owed to the Company;

(e) On September 30, 2017, other receivables include $242,500 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd

On December 31, 2016, other receivables include $69,120 owed by Yilaime $175,772 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd;

(f) $1,004,387 and $324,387 deferred revenue-Yilaime;

(g) $23,712 and 198,000 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.;

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

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The following table sets forth the summary income statement for the nine month period ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Revenue	$1,310,39	$1,327,405
Cost of Revenues-Related Parties	$113,076	$460,066
Operating Expense	$1,327,127	$953,476

Net Income (Loss)	$(136,825)	$(96,016)

Revenues

For the nine months ended September 30, 2017, the Company had revenues of $1,310,396, of which $1,081,992 were related party sales which included $901,750 in Trade Center agreements. Additionally, the Company had sales of $225,000 in Export Service Agreements

Operating Expenses

Our expenses for the nine months ended September 30, 2017 and 2016 are outlined in the table below:

	Nine Months Ended
	September 30, 2017	September 30, 2016
General and Administrative	$1,071,006	$766,964
Professional Fees	$256,121	$186,512

Total Operating Expenses	$1,327,127	$953,476

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company and implementation of our business plan. Compared to the same period in 2016, the increase of operating expenses in 2017 is due to higher commissions.

Net Loss

As a result of our operations, the Company reported net loss of $136,825 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Working Capital

	September 30, 2017	December 31, 2016
Current Assets	$4,144,413	$2,531,909
Current Liabilities	$1,285,291	$660,043

Working Capital	$2,859,122	$1,871,866

Cash Flow

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net Cash Used in Operating Activities	$515,842	$3,330
Net Cash Used in Investing Activities	$19,944	$180,921
Net Cash Provided by Financing Activities	$624,068	$375,211

Increase in Cash and Cash Equivalents	$88,282	$190,960

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