Form 10-Q/A
period 2016-06-30
AMERICATOWNE Inc.
filed 2018-02-06
CIK 1606699

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

EXPLANATORY NOTE

The Company is filing this Amendment to its previously filed Quarterly Report on Form 10-Q filed on August 15, 2016 to restate its financial statements on June 30, 2016. The information in the Quarterly Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Quarterly Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since August 15, 2016, the date the Form 10-Q was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Transition Report and this Amendment speaks only as of August 15, 2016. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc. Financial Statements

(Unaudited)
Contents

AMERICATOWNE Inc.
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$670,293	$641,663
Accounts receivable, net	1,542,178	823,144
Accounts receivable, net - related parties	184,775	35,779
Other receivables - related parties	58,918	—
Prepayment-current	644	2,594
Total Current Assets	2,456,808	1,503,180

Prepayment-non current	7,837	8,161
Property, plant and equipment, net	22,297	18,357
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$2,531,133	$1,573,889

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$457,441	$121,408
Deferred revenues-current	4,542	4,542
Notes payable	—	10,000
Other payables	2,316	—

Deposit from customers	30,000
Income tax payable	68,825	35,747
Total Current Liabilities	563,124	171,697
Deferred revenues-non current	56,251	58,521
Total Liabilities	619,375	230,218

Commitments & Contingencies

EQUITY
AMERICATOWNE Inc. Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
26,831,311 and 25,243,205 shares issued and outstanding	2,683	2,524
Additional paid-in capital	2,786,955	2,438,099
Deferred compensation	(1,187,700)	(1,233,198)
Receivable for issuance of stock	(16,100)	—
Retained Earnings	284,449	136,246
Total AMERICATOWNE Inc. Stockholders' Equity	1,870,287	1,343,671
Noncontrolling interest	41,471	—
Total Equity	1,911,758	1,343,671

Total Liabilities and Equity	$2,531,133	$1,573,889

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues
Sales	$855,135	$291,135	$1,001,270	$457,271
Services-related parties	85,000	50,000	275,000	100,000
	940,135	341,135	1,276,270	557,271
Cost of Revenues-Related Parties	431,242	29162	459,904	65,873
Gross Profit	508,893	311,973	816,366	491,398

Operating Expenses
General and administrative	334,830	122,259	508,599	250,668
Professional fees	52,357	25,803	116,196	42,517
Total operating expenses	387,187	148,062	624,795	293,185
Income from operations	121,706	163,911	191,571	198,213

Other Expenses (Income)	(3,529)	291	(3,047)	291

Provision for income taxes	6,350	74,012	33,078	74,012
Net Income (Loss)	118,885	89,608	161,540	123,910

Less: Net income attributable to the noncontrolling interest	(13,338)	—	(13,338)	—

Net income attributable to AMERICATOWNE, Inc common stockholders	$(105,547)	$89,608	$148,202	$123,910

Earnings per share - basic and diluted	$0	$0	$0.01	$0.01
Weighted average shares outstanding- basic and diluted	26,774,532	21,195,200	26,346,859	20,175,381

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015

Operating Activities:
Net income	$161,540	$123,910
Adjustments to reconcile net income to net cash provided by operations
Depreciation	1,981	347
Stock compensation	189,795	187,158
Stock issued for services	875	—
Bad debt provision	43,507	18,898
Changes in operating assets and liabilities:
Accounts receivable, net	(911,537)	(379,936)
Other receivable - related parties	(58,918)	—
Prepayment	2,274	323
Accounts payable and accrued expenses	491,343	(3,539)
Deferred revenues	(2,270)	(2,271)
Other payables	2,316	—
Deposit from customers	30,000	—
Income tax payable	33,078	74,012
Net cash provided by (used in) operating activities	(16,016)	(18,902)

Investing Activities:
Purchase of fixed assets	(5,921)	(7,739)
Acquisition of subsidiaries	(175,000)	—
Net cash used in Investing activities	(180,921)	(7,739)

Financing Activities:
Proceeds from issuance of common stock	225,567	—
Proceeds from loan payable	—	4,500
Net cash provided by financing activities	225,567	4,500

Increase (Decrease) in cash and cash equivalents	28,630	15,663
Cash and cash equivalents at beginning of period	641,663	16,403
Cash and cash equivalents at end of period	$670,293	32,066

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—
Noncash investing and financing activities: Shares issued for notes payable and other debts	$169,168	$—

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

On January 29, 2018, the Company reached a determination to restate its previously filed financial statements for the three months ended. The restatement does not change net income for the six months ended June 30, 2016. The restatement relates to the following item

(1)	Derecognize the goodwill from acquisition of ATI Modular Technology Corporation in accordance with ASC 805-10-55-4 through 55-9.

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Goodwill:	$247,323	206,992	$40,331

Additional paid in capital:	$2,993,947	206,992	$2,786,955

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

Accounts receivable consist of the following:

	June 30,	December 31,
	2016	2015
Accounts receivable	$1,668,365	$913,666
Accounts receivable- related parties	194,500	37,662
Less: Allowance for doubtful accounts	(135,912)	(92,405)
Accounts receivable, net	$1,726,953	$858,923

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

NOTE 6. STOCK BASED COMPENSATION

For the six months ended June 30, 2016 and 2015, $189,795 and $187,158 of stock compensation were charged to operating expenses, respectively. $1,187,700 and $1,233,198 were recorded as deferred compensation on June 30, 2016 and December 31, 2015, respectively.

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

/s/Alton Perkins
AMERICATOWNE, INC.
By: Alton Perkins
Its: Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer
Date:  February 6, 2018

-27-