Form 10-Q/A
period 2016-09-30
AMERICATOWNE Inc.
filed 2018-02-06
CIK 1606699

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc.
Financial Statements (Unaudited)
Contents

AMERICATOWNE Inc.
Consolidated Balance Sheets

	September 30	December 31
	2016	2015
	(Unaudited) (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$934,144	$641,663
Accounts receivable, net	1,506,887	823,144
Accounts receivable, net - related parties	338,964	35,779
Other receivables - related parties	169,316	—
Prepayment-current	100,644	2,594
Total Current Assets	3,049,955	1,503,180

Prepayment-non current	7,675	8,161
Property, plant and equipment, net	21,099	18,357
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$3,122,920	$1,573,889

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$358,542	$121,408
Deferred revenues-current	254,542	4,542
Notes payable	—	10,000
Other payables	5,016	—
Deposit from customers	500,000	—
Income tax payable	48,264	35,747
Total Current Liabilities	1,166,364	171,697
Deferred revenues-non current	55,116	58,521
Total Liabilities	1,221,480	230,218

Commitments & Contingencies

EQUITY
AMERICATOWNE Inc. Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
26,834,775 and 25,243,205 shares issued and outstanding	2,683	2,524
Additional paid-in capital	2,964,867	2,438,099
Deferred compensation	(1,090,105)	(1,233,198)
Receivable for issuance of stock	(16,100)	—
Retained Earnings	36,564	136,246
Total AMERICATOWNE Inc. Stockholders' Equity	1,897,909	1,343,671
Noncontrolling interest	3,531	—
Total Equity	1,901,440	1,343,671

Total Liabilities and Equity	$3,122,920	$1,573,889

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc.
Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(Restated)		(Restated)
Revenues
Sales	$1,135	$311,135	$1,002,405	$768,406
Services-related parties	50,000	50,000	325,000	150,000
	51,135	361,135	1,327,405	918,406
Cost of Revenues	162	31,162	460,066	97,035
Gross Profit	50,973	329,973	867,339	821,371

Operating Expenses
General and administrative	258,365	115,782	766,964	366,450
Professional fees	70,316	35,965	186,512	78,482
Total operating expenses	328,681	151,747	953,476	444,932
Income (Loss) from operations	(277,708)	178,226	(86,137)	376,439

Other Expenses (Income)	409	361	(2,638)	652

Provision for income taxes	(20,561)	19,642	12,517	93,654
Net Income (Loss)	(257,556)	158,223	(96,016)	282,133

Less: Net income attributable to
the noncontrolling interest	(4,178)	—	(3,667)	—
Net income (loss) attributable to AMERITOWNE Inc.				—
common stockholders	$(261,734)	$158,223	$(99,683)	$282,133

Earnings per share - basic and diluted	$(0.01)	$0.01	$0	$0.01
Weighted average shares
outstanding- basic and diluted	26,833,837	22,943,624	26,510,465	21,108,269

See Notes to Consolidated Financial Statements.

AMERICATOWNE Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(Restated)

Operating Activities:
Net income (loss)	$(96,016)	$282,133
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	3,180	1,078
Stock compensation	287,390	280,737
Stock issued for services	875	—
Bad debt provision	49,852	29,811
Changes in operating assets and liabilities:
Accounts receivable, net	(1,036,780)	(644,179)
Other receivable - related parties	(169,317)	—
Prepayment	(97,564)	485
Accounts payable and accrued expenses	392,443	2,879
Deferred revenues	216,597	(3,406)
Other payables	5,016	—
Deposit from customers	530,000	—
Income tax payable	12,516	93,654
Net cash provided by operating activities	98,191	43,192

Investing Activities:
Purchase of fixed assets	(5,921)	(16,317)
Acquisition of investment	(175,000)	—
Net cash used in Investing activities	(180,921)	(16,317)

Financing Activities:
Proceeds from issuance of common stock	375,211	—
Proceeds from loan payable	—	—
Net cash provided by financing activities	375,211	—

Increase (Decrease) in cash and cash equivalents	292,481	26,875
Cash and cash equivalents at beginning of period	641,663	16,403
Cash and cash equivalents at end of period	$934,144	43,278

Supplemental disclosure of cash flow information
Interest paid	$—	$638
Income taxes paid	$—	$—

Noncash investing and financing activities:
Shares issues to convert notes payable and other debts	$169,168	$ —
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

On January 29, 2018, the Company reached a determination to restate its previously filed financial statements for the three months ended. The restatement decreases net income of $101,521 for the nine months ended September 30, 2016. The restatement relates to the following items.

(1)	Defer and recognize as a reduction to the future costs for quarterly fee from exclusivity arrangements in accordance with ASC 605-50-45.

(2)	Derecognize the goodwill from acquisition of ATI Modular Technology Corporation in accordance with ASC 805-10-55-4 through 55-9.
(3)	Correcting error in eliminating entries of consolidation.

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Other receivables - related parties:	$44,316	125,000	$169,316

Deferred revenue - current:	$4,542	250,000	$254,542

Goodwill	$218,656	(178,325)	$40,331

Income tax payable:	$71,743	(23,479)	$48,264

Additional paid in capital	$3,143,192	(178,325)	$2,964,867

Retained earnings:	$109,888	(73,324)	$36,564

Noncontrolling interest:	$31,728	(28,197)	$3,531

Revenue-related parties:	$575,000	(250,000)	$325,000

General and administrative expenses:	$891,964	(125,000)	766,964

Provision for income taxes:	$35,996	(23,479)	$12,517

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

-28-