Form 10-K/A
period 2016-12-31
AMERICATOWNE Inc.
filed 2018-02-06
CIK 1606699

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

AMERICATOWNE, INC.

By: /s/ Alton Perkins
Alton Perkins
Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer
Dated: February 6, 2018

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

/s/Yichien Yeh, CPA

Yichien Yeh, CPA

Oakland Gardens, New York

January 31, 2018

[Financial Index]

AMERICATOWNE Inc.
Consolidated Balance Sheets

	December 31	December 31
	2016	2015
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$973,015	$641,663
Accounts receivable, net	610,715	823,144
Accounts receivable, net - related parties	687,966	35,779
Other receivables - related parties	259,569	—
Prepayment-current	644	2,594
Total Current Assets	2,531,909	1,503,180

Prepayment-non current	7,675	8,161
Property, plant and equipment, net	25,861	18,357
Deferred tax assets	10,774
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$2,620,410	$1,573,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$240,287	$121,408
Deferred revenues-current	328,929	4,542
Notes payable	—	10,000
Other payables	5,016	—
Due to related parties	42,839	—
Income tax payable	42,972	35,747
Total Current Liabilities	660,043	171,697
Deferred revenues-non current	53,981	58,521
Total Liabilities	714,024	230,218

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
26,974,775 and 25,243,205 shares issued and outstanding	2,697	2,524
Common stock subscribed	90	—
Additional paid-in capital	3,329,750	2,438,099
Deferred compensation	(1,450,842)	(1,233,198)
Receivable for issuance of stock	(65,223)	—
Retained Earnings	98,631	136,246
Noncontrolling interest	(8,717)	—
Shareholders' Equity	1,906,386	1,343,671
Total Liabilities and Shareholders' Equity	$2,620,410	$1,573,889

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

AMERICATOWNE Inc
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2016 and 2015
(Restated)

		Americatowne Inc. Shareholders
							Additional			Receivable	Non-
		Preferred Stock		Common Stock		Common Stock	Paid-In	Retained	Deferred	for Issuance	Controlling
	Total	Shares	Amount	Shares	Amount	Subscribed	Capital	Earnings	Compensation	of stock	Interest

Balance, December 31, 2014	$99,781	-	$-	18,577,565	$1,858	$-	$1,432,533	$28,588	$(1,363,198)	$-	$-

Shares issued for Intangibles	-	-	-	750,000	75	-	(75)	-	-	-	-

Shares Issued for Investments	3,860	-	-	3,616,059	362	-	3,498	-	-	-	-

Shares Issued for Proceeds	740,574	-	-	1,252,391	125	-	740,449	-	-	-	-

Shares Issued for Compensation	-	-	-	1,047,190	105	-	261,693		(261,798)	-	-

Amortization of Deferred Compensation	391,798	-	-	-	-	-	-	-	391,798	-	-

Net Income for the Period	107,658	-	-	-	-	-	-	107,658	-	-	-

Balance, December 31, 2015	$1,343,671	-	$-	25,243,205	$2,524	$-	$2,438,099	$136,246	$(1,233,198)	$-	$-

Shares Issued for Service	875	-	-	8,718	1	-	874	-	-	-	-

Shares Issued for Compensation	-	-	-	617,190	62	-	654,236	-	(654,298)	-	-

Amortization of Deferred Compensation	436,653	-	-	-	-	-	-	-	436,653	-	-

Shares issued for Debt Conversion	169,168	-	-	171,628	17	-	169,151	-	-	-	-

Shares Issued for Proceeds	235,970	-	-	934,034	93	90	301,010	-	-	(65,223)	-

Business Combination	(534)	-	-	-	-	-	-	-	-	-	(534)

Capital Contribution	145,049	-	-	-	-	-	119,706	-	-	-	25,343

Acquisition of non-business entity	(353,325)	-	-	-	-	-	(353,325)	-	-	-	-

Net loss for the Period	(71,141)	-	-	-	-	-	-	(37,616)	-	-	(33,525)

Balance, December 31, 2016	$1,906,386	-	$-	26,974,775	$2,697	$90	$3,329,750	$98,631	$(1,450,842)	$(65,223)	$(8,717)

See Notes to Consolidated Financial Statements.

See Notes to Financial Statements

[Financial Index]

AMERICATOWNE Inc.
Consolidated Statement of Cash Flows

	For the Years Ended
	December 31, 2016	December 31, 2015
	(Restated)
Operating Activities:
Net income (loss)	$(71,141)	$107,658
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	3,388	1,989
Notes issued for expenses	-	25,000
Stock compensation	436,653	391,798
Stock issued for services	875	-
Bad debt provision	128,816	84,767
Changes in operating assets and liabilities:
Accounts receivable, net	(568,573)	(800,556)
Other receivable - related parties	(278,811)	-
Prepayment	2,436	(1,303)
Deferred tax assets	(10,774)	-
Accounts payable and accrued expenses	274,189	94,867
Deferred revenues	319,847	(4,541)
Other payables	5,016	-
Due to related parties	62,080	-
Income tax payable	7,225	20,353
Net cash provided by (used in) operating activities	311,225	(79,968)

Investing Activities:
Purchase of fixed assets	(10,891)	(20,346)
Acquisition of subsidiaries	(350,000)	-
Net cash used in Investing activities	(360,891)	(20,346)

Financing Activities:
Repayment of notes payable	-	(15,000)
Proceeds from issuance of common stock	381,019	740,574
Net cash provided by financing activities	381,019	725,574

Increase (Decrease) in cash and cash equivalents	331,352	625,260
Cash and cash equivalents at beginning of period	641,663	16,403.00
Cash and cash equivalents at end of period	$973,015	641,663

Supplemental disclosure of cash flow information
Interest paid	$535	$638
Income taxes paid	$-	$6,597

Noncash investing and financing activities:
Shares issued to convert notes payables and other debts	$169,168	$-

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

On January 29, 2017, the Company reached a determination to restate its previously filed financial statements for the year ended. The restatement decreases net income of $186,933 for the year ended December 31, 2016. The restatement relates to the following items

(1)	Defer and recognize as a reduction to the future costs for quarterly fee from exclusivity arrangements in accordance with ASC 605-50-45.

(2)	Derecognize the goodwill from acquisition of ATI Nationwide Holdings Corporation and ATI Modular Technology Corporation in accordance with ASC 805-10-55-4 through 55-9.

(3)	Correcting error in eliminating entries of consolidation.

(4)	Correcting error in recognizing deferred tax assets

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Other receivables - related parties:	$148,361	110,938	$259,569

Deferred tax assets:	$0	10,774	$10,774

Goodwill:	$393,656	(353,325)	$40,331

Deferred revenue - current:	$4,542	324,387	$328,929

Income tax payable:	$58,714	(15,742)	$42,972

Additional paid in capital:	$3,706,582	(376,832)	$3,329,750

Retained earnings	$241,871	(143,240)	$98,631

Noncontrolling interest:	$11,468	(20,185)	$(8,717)

Revenue-related parties:	$1,050,000	(500,000)	$550,000

Cost of revenues-related parties:	$420,099	(175,613)	$244,486

General and administrative expenses:	$1,386,079	(110,938)	1,275,141

Provision for income taxes:	$22,967	(26,516)	$(3,549)

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