Form 10-Q/A
period 2017-03-31
AMERICATOWNE Inc.
filed 2018-02-06
CIK 1606699

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31	December 31
	2017	2016
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$832,034	$973,015
Accounts receivable, net	650,677	610,715
Accounts receivable, net - related parties	1,041,150	687,966
Other receivables - related parties	440,962	259,569
Prepayment-current	644	644
Total Current Assets	2,965,467	2,531,909

Prepayment-non current	7,359	7,675
Property, plant and equipment, net	24,471	25,861
Deferred tax assets	10,774	10,774
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$3,052,262	$2,620,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$390,604	$240,287
Deferred revenues-current	543,929	328,929
Notes payable	—	—
Other payables	3,088	5,016
Deposit from customers	13,672	—
Due to related parties	43,404	42,839
Income tax payable	45,187	42,972
Total Current Liabilities	1,039,884	660,043
Deferred revenues-non current	52,846	53,981
Total Liabilities	1,092,730	714,024

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
27,034,775 and 26,974,775 shares issued and outstanding	2,703	2,697
Common stock subscribed	84	90
Additional paid-in capital	3,347,504	3,329,750
Deferred compensation	(1,327,413)	(1,450,842)
Receivable for issuance of stock	(65,223)	(65,223)
Retained Earnings	8,954	98,631
Noncontrolling interest	(7,077)	(8,717)
Shareholders' Equity	1,959,532	1,906,386
Total Liabilities and Shareholders' Equity	$3,052,262	$2,620,410

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

(1)	Defer and recognize as a reduction to the future costs for quarterly fee from exclusivity arrangements in accordance with ASC 605-50-45.

(2)	Derecognize the goodwill from acquisition of ATI Nationwide Holdings Corporation and ATI Modular Technology Corporation in accordance with ASC 805-10-55-4 through 55-9.

(3)	Correcting error in eliminating entries of consolidation.

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Other receivables - related parties:	$295,954	145,008	$440,962

Deferred tax assets:	$0	10,774	$10,774

Goodwill:	$393,656	(353,325)	$40,331

Accounts payable and accrued expenses:	$453,063	(62,459)	$390,604

Deferred revenue - current:	$4,542	235,746	$240,288

Income tax payable:	$93,926	(48,739)	$45,187

Additional paid in capital:	$3,734,700	(387,196)	$3,347,504

Receivable for issuance of stock:	$90,493	(25,270)	$65,223

Retained earnings:	$244,906	(235,952)	$8,954

Noncontrolling interest:	$20,777	(27,854)	$(7,077)

Revenue-related parties:	$480,000	(250,000)	$230,000

Cost of revenues-related parties:	$94,416	(35,000)	$59,416

General and administrative expenses:	$340,817	(93,366)	247,451

Provision for income taxes:	$35,212	(32,997)	$2,215

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
Date: February 6, 2018

-26-