Form 10-Q/A
period 2017-06-30
AMERICATOWNE Inc.
filed 2018-02-07
CIK 1606699

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30	December 31
	2017	2016
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$984,403	$973,015
Accounts receivable, net	556,926	610,715
Accounts receivable, net - related parties	1,240,222	687,966
Other receivables - related parties	222,857	259,569
Prepayment-current	644	644
Total Current Assets	3,005,052	2,531,909

Prepayment-non current	7,197	7,675
Property, plant and equipment, net	24,116	25,861
Deferred tax assets	10,774	10,774
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$3,091,330	$2,620,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$210,494	$240,287
Deferred revenues-current	758,929	328,929
Notes payable	—	—
Other payables	560	5,016
Deposit from customers	71,210	—
Due to related parties	63,010	42,839
Income tax payable	49,811	42,972
Total Current Liabilities	1,154,014	660,043
Deferred revenues-non current	51,711	53,981
Total Liabilities	1,205,725	714,024

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
37,035,539 and 26,974,775 shares issued and outstanding	3,704	2,697
Common stock subscribed	84	90
Additional paid-in capital	3,848,604	3,329,750
Deferred compensation	(1,703,984)	(1,450,842)
Receivable for issuance of stock	(65,223)	(65,223)
Retained Earnings	(188,112)	98,631
Noncontrolling interest	(9,468)	(8,717)
Shareholders' Equity	1,885,605	1,906,386
Total Liabilities and Shareholders' Equity	$3,091,330	$2,620,410

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

On January 29, 2018, the Company reached a determination to restate its previously filed financial statements for the six months ended. The restatement decreases net income of $3,163 for the six months ended June 30, 2017. The restatement relates to the following items.

(1)	Derecognize the goodwill from acquisition of ATI Nationwide Holdings Corporation and ATI Modular Technology Corporation in accordance with ASC 805-10-55-4 through 55-9
(2)	Correcting error in eliminating entries of consolidation.
(3)	Correcting error in recognizing deferred tax assets in 2016

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Deferred tax assets:	$0	10,774	$10,774

Goodwill:	$393,656	(353,325)	$40,331

Income tax payable:	$39,037	10,774	$49,811

Additional paid in capital:	$4,154,774	(306,170)	$3,848,604

Receivable for issuance of stock:	$90,493	(25,270)	$65,223

Retained earnings:	(206,534)	18,422	$(188,112)

Noncontrolling interest:	$81,379	(90,847)	$(9,468)

General and administrative expenses:	$601,072	3,163	$604,235

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

/s/Alton Perkins
AMERICATOWNE, INC.
By: Alton Perkins
Its: Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer
Date:  February 7, 2018

-25-