Form 10-Q/A
period 2017-09-30
AMERICATOWNE Inc.
filed 2018-02-07
CIK 1606699

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30	December 31
	2017	2016
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,061,297	$973,015
Notes receivable - related parties	15,000	—
Accounts receivable, net	657,872	610,715
Accounts receivable, net - related parties	1,998,447	687,966
Other receivables	7,903
Other receivables - related parties	257,177	259,569
Prepayment-current	146,717	644
Total Current Assets	4,144,413	2,531,909

Prepayment-non current	7,035	7,675
Property, plant and equipment, net	22,152	25,861
Deferred tax assets	10,774	10,774
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$4,228,565	$2,620,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$223,677	$240,287
Deferred revenues-current	1,008,929	328,929
Notes payable	—	—
Other payables	560	5,016
Deposit from customers	1,469	—
Due to related parties	2,106	42,839
Income tax payable	48,550	42,972
Total Current Liabilities	1,285,291	660,043
Deferred revenues-non current	50,576	53,981
Total Liabilities	1,335,867	714,024

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
48,947,267 and 26,974,775 shares issued and outstanding	4,895	2,697
Common stock subscribed	85	90
Additional paid-in capital	5,550,174	3,329,750
Deferred compensation	(2,576,548)	(1,450,842)
Receivable for issuance of stock	(90,223)	(65,223)
Retained Earnings	(25,542)	98,631
Noncontrolling interest	29,857	(8,717)
Shareholders' Equity	2,892,698	1,906,386
Total Liabilities and Shareholders' Equity	$4,228,565	$2,620,410

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

(1)	Derecognize the goodwill from acquisition of ATI Nationwide Holdings Corporation and ATI Modular Technology Corporation in accordance with ASC 805-10-55-4 through 55-9
(2)	Correcting error in eliminating entries of consolidation
(3)	Correcting error in recognizing deferred tax assets in 2016

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Deferred tax assets:	$0	10,774	$10,774

Goodwill:	$393,656	(353,325)	$40,331

Income tax payable:	$37,776	10,774	$48,550

Additional paid in capital:	$5,838,101	(287,927)	$5,550,174

Receivable for issuance of stock:	$115,493	(25,270)	$90,223

Retained earnings:	$(43,964)	18,422	$(25,542)

Noncontrolling interest:	$138,947	(109,090)	$29,857

General and administrative expenses:	$1,067,843	3,163	$1,071,006

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