Form 10-K
period 2017-12-31
AMERICATOWNE Inc.
filed 2018-04-16
CIK 1606699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended December 31, 2017

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal year: $2.75/share as of December 31, 2015 based upon the Company’s direct public offering under its prospectus declared effective on November 5, 2015. There is currently no secondary market for these shares. The number of shares of the Registrant's common stock outstanding as of the most recent practicable date was 49,200,932.

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

AmericaTowne aims to increase US export and employment by providing upper and middle-income consumers in China, and government entities in Africa and elsewhere with “Made in the USA” goods and services allowing customers to experience the United States’ culture and lifestyle. In achieving this objective, AmericaTowne focuses on four initiatives:

(1)    The development of a United States International Trade Center in Meishan Ningbo China, Africa and elsewhere with employees and/or independent contractors focusing on advancing our initial business objective, which is to be the "go-to" place for all things “Made In The USA.”

(2)    The development of upwards of 20 AmericaTowne communities in China, and Africa with each community consisting of upwards of 50 United States based companies, and upscale hotels, villas, children theme parks, senior care, wellness and educational facilities - all based upon United States culture and lifestyle.

(3)    The development of an internet platform in Chinese to complement (1) and (2), above, focusing on importing "Made In The USA" goods and services to China through internet sales.

(4)    The development of franchise Trade Center operations in the United States and internationally to support and advance the above-referenced initiatives.

These initiatives are aspirational in nature. AmericaTowne’s intent is to accomplish the majority, if not all, of these initiatives, but there is no assurance of success.

General Discussion

AmericaTowne aims to earn revenues and income, and generate cash, by focusing on the four core business operations and initiatives set forth above. AmericaTowne revenue is generated from Service Provider, Exporter Services, Trade Center Operations Agreements and related agreements with companies throughout the United States. AmericaTowne generates revenues and cash by servicing these agreements. It works with exporters, and Trade Center operators carefully and focus on our accounts receivable as part of managing its projected tight liquidity position. Additionally, AmericaTowne works Trade Center operators and with exporters closely in developing export strategies for the goods and services they planned to export. AmericaTowne has successfully engaged in multiple Export Service and Trade Center Agreements with individuals and entities throughout the United States, Canada and Africa since the Company’s inception.

At present, the bulk of AmericaTowne’s operations take place in its Raleigh, North Carolina office, which acts as a model for plans for our United States Trade Center Operations. AmericaTowne has outfitted operations in Chizhou, China. Two full-time managers have been hired to operate the facilities located at Chizhou and other locations in China. AmericaTowne is working with the Chizhou Port Authorities to ensure that our operational procedures are in compliance with various import laws. Additionally, Trade Center Operations are registered and on-going in the USA, China, Canada and Africa.

AmericaTowne’s short-term operational objective is to develop exporter pipeline, grow revenues and increase operations and facilities in the United States, Africa and Europe while bringing the facility online in Chizhou, China. AmericaTowne’s focus currently is on enhancing an exporter base, including working with state export agencies to identify exporters as well as sources of goods and services made in the United States that are in demand in China and Africa. Along with increasing its United States operations, AmericaTowne aims to expand additional key staff in the United States, China and Africa that can help implement its plan. In Africa, in addition to increasing Trade Center operations, the Company has implemented two initiatives which it believes will provide business opportunities. The Company has implemented an International Ambassador Business Program where it has contacted the Embassies of twenty-seven Countries and scheduled visits with many of the Ambassadors of these Countries. The intent is to advise Ambassadors of our programs and increase USA exports, trade and procurement opportunities. Additionally, the Company implemented a County Government Business Initiative whereby it contacts County Governors and Speakers of the General Assembly to advise of programs and seek exporting opportunities. Both programs are in their early stages and have yet proven to be successful.

AmericaTowne sees positive trends in the export area. Additionally, AmericaTowne plans to pursue opportunities in export not often thought of as an "exported commodity. Along with AmericaTowne’s planned core “AmericaTowne communities,” trade centers in the United States, Africa, Canada, and China, and Internet operations, AmericaTowne plans on pursuing opportunities that are traditionally not thought of as an export commodity.

Business Developments in Fiscal Year 2017

Trade Center Agreements and Exporter Service Agreements

The Company has entered into a series of International Trade Center Service Provider Agreements (the “Trade Center Agreements”, or singularly, the “Trade Center Agreement”). As disclosed in prior filings, the general purpose behind the Trade Center Agreements is for the specific “Service Provider,” defined under the Trade Center Agreement, to support the operations of the Company’s programs in a specific geographical area. As a Service Provider, the party represents to the Company that the individual or his related entity has distinct experience working with individuals and businesses who may be candidates for the Company’s operations and business, including but not limited to, experience assisting businesses and entrepreneurs who may be candidates for occupancy and participation in an AmericaTowne community, or facilitating the acquisition of goods and performing services to the Company, securing funding (credit lines, loans and loan guarantees), insurance, supplier and export contracts and other related services that could assist candidates in conducting business with the Company. These services are referred to in similar and previously disclosed agreements as “Support Services.” Trade Center Agreements are for both International services (International Trade Center Agreements) and services based in the United States (U.S. Trade Center Agreements). The US Trade Service Agreements provide for the same, or similar, “Support Services” as the Trade Center Agreement in foreign jurisdictions, but the joint venture’s hub of operations is in the United States.

In consideration for the Service Provider entering into the Trade Center Agreement, the parties agree to form a joint venture limited liability company (or similarly structured entity upon consent of the parties) in which the Service Provider would be issued a specific percentage of equity and would deploy its resources in furtherance of an AmericaTowne community in a given geographical area. Each party has agreed to a mutual compensation schedule, which is incorporated into the Trade Center Agreements resulting in a fully integrated and materially definitive agreement. The reader is directed to the exhibits for the full copy of the Trade Center Agreements executed by the Company.

The Company also enters into Exporter Service Agreements. Under the Exporter Services Agreements, the Company represents to the customer that it is in the process of preparing the AmericaTowne Platform. This platform will consist of exhibition, showroom and display facilities, support office(s) and staff located in the United States and China, and the platform will provide a buyer’s network, and online websites either directly owned by AmericaTowne or in a partnership with third-parties in order to support the exhibition center, showroom and network to market imported goods and services to consumers in China. The AmericaTowne Platform will provide the customer with access to and participation in a program whereby the Company will exercise its experience, expertise and training in assessing the customer’s market acceptance and demand of the customer’s products or services in China (and perhaps other locales depending on the Company’s findings). In short, the Company is focused on increasing USA exports to China and elsewhere.

In 2017, the Company entered into a total of twenty-three (23) Trade Center Agreements and three (3) Export Service Agreements. If all twenty-six contracts are performed without breach, the Company stands to earn a total of $2,173,500 in revenue over the lifetime of these agreements. Each individual agreement is discussed in detail below. The Company notes that, while this revenue is projected, it is not certain as there are risks associated with these contracts, including non-performance by the service providers.

On January 28, 2017, the Company entered into an International Trade Center Service Provider Agreement with Alice W. Mwangi (“Mwangi”) for operations in Mombasa, Kenya (the “Mwangi Agreement”). The Mwangi Agreement terminates on December 31, 2021, though the Company retains the option to extend the Mwangi Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Mwangi, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Mwangi a stock award of 25,000 shares of the Company’s common stock to be issued by or before January 28, 2018. Starting at the end of April 2017, provided Mwangi has met the agreed upon production schedule, the Company will pay Mwangi a $1,600 monthly stipend. The Company has also issued a stock option to Mwangi to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Mwangi Agreement is in effect for up to five years to be exercised by or before December 31st of the given year.

Mwangi has agreed to pay the Company a nonrefundable service fee of $35,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Mwangi. The service fee is to be paid as follows: $1,500 upon execution of the Mwangi Agreement, and monthly payments of $500.00 a month for sixty-seven months with the first monthly payment due on March 30, 2017. On December 20, 2017, pursuant to the terms and conditions of the Mwangi Agreement, “AmericaTowne Mombasa Limited” was incorporated under the laws of Kenya.

On January 28, 2017, the Company entered into a Trade Center Agreement with Simon Essi (“Essi”) for operations in Yaounde in the Republic of Cameroon (the “Essi Agreement”). The Essi Agreement terminates on December 31, 2021. The Company retains the option to extend the Essi Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. In consideration for Essi entering into the Essi Agreement, the parties have agreed to form a joint venture limited liability company (or similarly structured entity upon consent of the parties) in which Essi would be issued a specific percentage of equity and would deploy resources in furtherance of an AmericaTowne community in the Republic of Cameroon. Each party has agreed to a mutual compensation schedule, which is incorporated into the Essi Agreement resulting in a fully integrated and materially definitive agreement. For the services provided by Essi, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Essi a stock award of 25,000 shares of the Company’s common stock to be issued by or before February 1, 2018. Starting at the end of May 2017, provided Essi has met the agreed upon production schedule, the Company will pay Essi a $1,600 monthly stipend. The Company has also issued a stock option to Essi to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Essi Agreement is in effect for up to five years to be exercised by or before December 31st of the given year.

Essi has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Essi. The service fee is to be paid as follows: $5,000 upon execution of the Essi Agreement, and monthly payments of $1,000.00 a month for fifty months with the first monthly payment due on March 30, 2017.

On February 16, 2017, the Company executed an Exporter Services Agreement with Blessed Autos, a wholesale automobile dealer (license no. 0073651) (“Blessed Autos”), which conducts business at 2726 Croasdale Drive, Suite 205 in Durham, NC 27705 (the “Blessed Autos Agreement”). The Company intends on providing Blessed Autos with market analysis and support, and specialty products pertaining to industrial equipment and exporting of auto parts, auto equipment, and related services through the AmericaTowne Platform. The term of the agreement is fifteen years (absent extension or termination). Blessed Autos has one-year from the effective date of the agreement to participate in the Company’s Sample and Test Market Programs. Blessed Autos agreed to pay the Company a nonrefundable service fee of $1,000,000.00. The service fee is recognized when deliverables are provided. The service fee is paid for deliverables including a market analysis, review of proposed goods and services, expectations for supply and demand in the market, how to conduct an export business in China, information on financing, the export tax savings programs, and selecting and assigning a sister tax saving company. The Parties have agreed that the service fee will be paid as follows: (a) $10,000 on the date the Agreement was signed, and (b) $5,000.00 per month for 198 months. The first monthly payment is scheduled for March 15, 2017. Blessed Autos may be required to sign a note for outstanding service fees. Also, the Company, at its sole discretion, may exchange other assets or items of value for payments due.

Blessed Autos has also agreed to pay the Company a “Transaction Fee” for each transaction between Bless Autos and any end-buyer arranged through or facilitated by the Company in the amount of 8% (the “Transaction Fee”). The Transaction Fee shall include the services provided by the Company in its Platform, Sample and Test Market Program, and if applicable, Accepted Market Program. The Transaction Fee shall be recognized as revenue after the transactions is completed. The Transaction Fee shall be first deducted by the Company from the amount the end-buyer owes Bless Autos, plus other fees, if any, unless otherwise prohibited under any applicable restriction associated with health care fees being paid in violation of any applicable laws.

On March 17, 2017, the Blessed Autos Agreement was amended by the Company and Blessed Autos (the “Addendum”). The Addendum amended the scope of the services of the exporter to cover “…[c]amping [s]toves and other supplies, equipment and goods to customers in Nigeria, other parts of Africa and elsewhere.” Blessed Autos scope of services are set forth in more detail in the Addendum, attached hereto as an exhibit. In order for Blessed Auto to secure the exporter services, the Company extended Blessed Auto a line of credit of $1,000,000. In addition to extending the line of credit, the Company agreed to perform other duties, including ensuring financial capabilities and resources to secure the exported goods. To the extent not amended in the Addendum, the Agreement remained in full force and effect. The service fee pursuant to a production contract and agreement is recognized upon receipt of profits by the Company as outlined in the agreement.

On August 17, 2017, the Company entered into an agreement regarding the facilitation of the manufacturing and delivery of gas cylinders under an agreement with Shanghai Nahui International Trade Co., Ltd.  (hereinafter “Shanghai Nahui”). The gas cylinders are intended for delivery to the end consumer through Favoulin Global Services of Lagos NigeriaPIL (Nigeria), Ltd. – Lagos in Lagos, Nigeria. The Bill of Lading is enclosed herein as an exhibit.

Mrs. Ubezonu had personally contributed $58,000 to Blessed Auto to facilitate this transaction with the funds being placed in escrow with the Company, as part of the March 17, 2017 addendum discussed above. The $58,000 constituted approximately 25% of the costs to manufacture and ship the cylinders to Nigeria.  Mrs. Ubezonu, on behalf of Blessed Auto, and the Company also agreed that the net profit from the shipment and delivery of these exported goods would be split between the Company (75%) and Blessed Auto (25%). The Company expects to receive its service fee from the profits of the transaction which the Company expects to be a long term business.

Mrs. Ubezonu subsequently requested that the $58,000 held in escrow with the Company be applied towards a Stock Purchase Agreement for 38,667 shares of restricted common stock in the Company. The Stock Purchase Agreement is enclosed herein as an exhibit and is addressed in Item 3.02, below. The $58,000 was subsequently applied to the Stock Purchase Agreement, but this left a shortfall of $58,000 associated with the closing of the gas cylinder agreement identified herein. In order to cover this shortfall, Mrs. Ubezonu agreed to enter into a Secured Promissory Note with the Company whereby she would replenish the escrow in the amount of $58,000 pursuant to the payment terms set forth therein. The gas cylinders have been manufactured but not delivered yet, so the Company has agreed not to enforce its rights under the Note in demanding payment. Rather, the Company believes that the Note payment is a receivable that will be paid upon final completion of the gas cylinder transaction. Furthermore, as collateral for the repayment of the Note, Mrs. Ubezonu has pledged the 38,667 shares as collateral pursuant to Section 3 of the Note.

On March 27, 2017, the Company entered into a Trade Center Agreement with Mabiala Phuati Josue (“Josue”) for operations in the Democratic Republic of Congo (the “Josue Agreement”). The Josue Agreement terminates on December 31, 2021. The Company retains the option to extend the Josue Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. In consideration for Josue entering into the Josue Agreement, the parties have agreed to form a joint venture limited liability company (or similarly structured entity upon consent of the parties) in which Josue would be issued a specific percentage of equity and would deploy resources in furtherance of an AmericaTowne community in the Democratic Republic of Congo. Each party has agreed to a mutual compensation schedule, which is incorporated into the Josue Agreement resulting in a fully integrated and materially definitive agreement. For the services provided by Josue, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Josue a stock award of 25,000 shares of the Company’s common stock to be issued by or before January 28, 2018. Starting at the end of April 2017, provided Josue has met the agreed upon production schedule, the Company will pay Josue a $1,600 monthly stipend. The Company has also issued a stock option to Josue to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Josue Agreement is in effect for up to five years to be exercised by or before December 31st of the given year.

Josue has agreed to pay the Company a nonrefundable service fee of $35,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Josue. The service fee is paid as follows: $1,000 upon execution of the Josue Agreement, and monthly payments of $500.00 a month for sixty-eight months with the first monthly payment due on May 30, 2017. The reader is directed to the exhibits for the full copy of the Trade Center Agreement executed by the Company.

On June 26, 2017, the Company entered into a Trade Center Service Agreement with Toni Oyelowo (“Oyelowo”) for operations in North Carolina (the “Oyelowo Agreement”). Pursuant to the Oyelowo Agreement, the parties will form a limited liability company that will operate in an agreed upon location. The Oyelowo Agreement terminates on December 31, 2021. The Company retains the option to extend the Oyelowo Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Oyelowo, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Oyelowo a stock award of 25,000 shares of the Company’s restricted stock to be issued one year after the Oyelowo Agreement was entered into. Starting the third month the Oyelowo Agreement is in effect, the Company may pay Oyelowo a monthly stipend. The Company has also issued a stock option to Oyelowo to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Oyelowo Agreement is in effect for up to five year to be exercised by or before December 31st of the given year.

Oyelowo has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the limited liability company, and the delivery of marketing materials to be used by Oyelowo. The service fee is to be paid as follows: $5,000 upon execution of the Oyelowo Agreement, and monthly payments of $500 a month for eighty months with the first monthly payment due on September 15, 2017.

On April 19, 2017, the Company entered into a United States Trade Center Service Provider Agreement with Anita Umeweni (“Umeweni”) for operations in Nigeria (the “Umeweni Agreement”). The Umeweni Agreement terminates on December 31, 2021. The Company retains the option to extend the Umeweni Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Umeweni, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Umeweni a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before December 20, 2017. Starting March 31, 2018, provided Umeweni has met the agreed upon production schedule, the Company may pay Umeweni a monthly stipend. The Company has also issued a stock option to Umeweni to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Umeweni Agreement is in effect for up to five year to be exercised by or before December 31st of the given year.

Umeweni has agreed to pay the Company a nonrefundable service fee of $35,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Umeweni. The service fee is to be paid as follows: $1,750 upon execution of the Umeweni Agreement, and monthly payments of $500 a month for sixty-six (66) months with the first monthly payment due on June 15, 2017.

On June 7, 2017, the Company entered into a Trade Center Agreement with Malack Abiut Ongige (“Ongige”) for operations in the United Republic of Tanzania (the “Ongige Agreement”). The Ongige Agreement terminates on December 31, 2021. The Company retains the option to extend the Ongige Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Ongige, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Ongige a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before December 20, 2017. Starting March 31, 2018, provided Ongige has met the agreed upon production schedule, the Company may pay Ongige a $1,600 monthly stipend. The Company has also issued a stock option to Ongige to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Ongige Agreement is in effect for up to five year to be exercised by or before December 31st of the given year.

Ongige has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Ongige. The service fee is to be paid as follows: $2,500 upon execution of the Ongige Agreement, and monthly payments of $500 a month for one hundred and five (105) months with the first monthly payment due on August 30, 2017.

On July 7, 2017, the Company executed an Exporter Services Agreement (“Global Agreement”) with Global Entrepreneurship Solutions, a Ghana Corporation doing business at P.O. Box CT3827 Cantonments, Accra in Ghana (“Global”). The Company intends on providing Global with market analysis and support, and specialty products pertaining to industrial equipment and exporting of auto parts, auto equipment, and related services through the AmericaTowne Platform. The term of the Agreement is fifteen years (absent extension or termination). Global has one-year from the effective date of the Agreement to participate in the Company’s Sample and Test Market Program.

Global has agreed to pay the Company a nonrefundable service fee of $55,000.00 USD on the Effective Date. The service fee is recognized when deliverables are provided. The service fee is paid for deliverables including a market analysis, review of proposed goods and services, expectations for supply and demand in the market, how to conduct an export business in China, information on financing, the export tax savings programs, and selecting and assigning a sister tax saving company. The Parties have agreed that the service fee will be paid as follows: (a) $1,500 on the date the Global Agreement was signed, (b) monthly payments of $1,000.00 for 53 months, and (3) a final payment of $500 the month after the final $1,000 payment. The first monthly payment is scheduled for August 30, 2017. Global may be required to sign a note for outstanding service fees. Also, the Company, at its sole discretion, may exchange other assets or items of value for payments due.

Global has also agreed to pay the Company a transaction fee for each transaction between Global and any end buyer arranged through or facilitated by the Company in the amount of 8%. The transaction fee shall include the services provided by the Company in its Platform, Sample and Test Market Program, and if applicable, Accepted Market Program. The transaction fee shall be recognized as revenue after the transactions is completed. The transaction fee shall be first deducted by the Company from the amount the end-buyer owes Global, plus other fees, if any, unless otherwise prohibited under any applicable restriction associated with health care fees being paid in violation of any applicable laws. There are no related-party disclosures under the Global Agreement, and the control persons of Global are not shareholders in the Company. Though the Effective Date of the Global Agreement is July 7, 2017, the Company did not receive a fully executed copy of the Global Agreement on July 18, 2017.

On July 14, 2017, the Company executed an Exporter Services Agreement (“BATROMACK Agreement”) with BATROMACK Enterprises, LLC, a North Carolina limited liability company doing business at 1305 Mooreland Court in Raleigh, NC 27603 (“BATROMACK”). Similar to its other Export Services Agreements, the Company intends on providing BATROMACK with market analysis and support, and specialty products pertaining to industrial equipment and exporting of auto parts, auto equipment, and related services through the AmericaTowne Platform. The term of the BATROMACK Agreement is also fifteen years (absent extension or termination). BATROMACK has one-year from the effective date of the Agreement to participate in the Company’s Sample and Test Market Program.

BATROMACK agreed to pay the Company a nonrefundable service fee of $55,000.00 USD on the Effective Date. The service fee is recognized when deliverables are provided. The Parties have agreed that the service fee will be paid as follows: (a) $3,000 on the date the BATROMACK Agreement was signed, (b) $500 per month for 50 months, and (3) after the 50 consecutive monthly payments, two monthly tow payments in the amount of $12. The first $500 monthly payment is scheduled for August 30, 2017. BATROMACK may be required to sign a note for outstanding service fees. Also, the Company, at its sole discretion, may exchange other assets or items of value for payments due.

BATROMACK has also agreed to pay the Company a transaction fee for each transaction between BATROMACK and any end buyer arranged through or facilitated by the Company in the amount of 8%. The transaction fee shall include the services provided by the Company in its Platform, Sample and Test Market Program, and if applicable, Accepted Market Program. The transaction fee shall be recognized as revenue after the transactions is completed. The transaction fee shall be first deducted by the Company from the amount the end-buyer owes Global, plus other fees, if any, unless otherwise prohibited under any applicable restriction associated with health care fees being paid in violation of any applicable laws. There are no related-party disclosures under the BATROMACK Agreement, and the control persons of BATROMACK are not shareholders in the Company.

On August 17, 2017, the Company entered into a Trade Center Agreement with Jay Udoka Odunukwe for operations in at a location to be determined and approved by the Company (the “Odunukwe agreement”). The Odunukwe Agreement terminates on December 31, 2021. The Company retains the option to extend the Odunukwe Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Odunukwe, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Odunukwe a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before December 20, 2017. Starting March 31, 2017, provided Odunukwe has met the agreed upon production schedule, the Company will pay Odunukwe a $1,800 monthly stipend. The Company has also issued a stock option to Odunukwe to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Don-Mello Agreement is in effect for up to five year to be exercised by or before December 31st of the given year.

Odunukwe has agreed to pay the Company a nonrefundable service fee of $38,500. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Odunukwe. The service fee is to be paid as follows: $1,500 upon execution of the Odunukwe Agreement, and monthly payments of $500 a month for sixty months, with the sixty-first payment being $7,000. The first monthly payment due on October 30, 2017.

On August 17, 2017, the Company entered into a Trade Center Agreement with Chike Odunukwe for operations in an area to be approved by the Company (the “Chike Odunukwe Agreement”). The Chike Odunukwe Agreement terminates on December 31, 2021. The Company retains the option to extend the Chike Odunukwe Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Chike Odunukwe, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Chike Odunukwe a stock award of 25,000 shares of the Company’s restricted stock to be issued one year after the Chike Odunukwe Agreement is in effect. Starting at the end of October 2017, provided Chike Odunukwe has met the agreed upon production schedule, the Company will pay Chike Odunukwe a $1,800 monthly stipend. The Company has also issued a stock option to Chike Odunukwe to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Chike Odunukwe Agreement is in effect for up to five year to be exercised by or before December 31stof the given year.

Chike Odunukwe has agreed to pay the Company a nonrefundable service fee of $40,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Doré/Konate. The service fee is to be paid as follows: $1,500 upon execution of the Chike Odunukwe Agreement, $ monthly payments of $500 a month for sixty months with the first monthly payment due on October 30, 2017, and a final payment of $8,500 on the sixty-first month.

On August 21, 2017, the Company entered into a Trade Center Agreement with Daphne Cummings-Branche (“Branche”) for operations in Dallas, Texas (the “Branche Agreement”). The Branche Agreement terminates on December 31, 2021. The Company retains the option to extend the Branche Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Branche, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Branche a stock award of 25,000 shares of the Company’s restricted stock to be issued on or after the one year anniversary of the execution of the Branche Agreement. Starting at the end of November 2017, provided Branche has met the agreed upon production schedule, the Company will pay Branche a monthly stipend in an amount to be determined. The Company has also issued a stock option to Branche to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Branche Agreement is in effect for up to five year to be exercised by or before December 31stof the given year.

Branche has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Branche. The service fee is to be paid as follows: $2,000 upon execution of the Branche Agreement and monthly payments of $500 a month for sixty months with the first monthly payment due on October 30, 2017. After the sixty monthly payments, Branche will make two monthly payments on the sixty-first and sixty-second month of $11,500.

On August 19, 2017, the Company entered into a Trade Center Agreement with Okezie U Onyemelukwewith (“Onyemelukwewith”) for operations of a trade center in Enugu, Nigeria (the “Onyemelukwewith Agreement”). The Onyemelukwewith Agreement terminates on December 31, 2021. The Company retains the option to extend the Onyemelukwewith Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Onyemelukwewith, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Onyemelukwewith a stock award of 25,000 shares of the Company’s restricted stock to be issued on or after the one year anniversary of the execution of the Onyemelukwewith Agreement. Starting at the end of November 2017, provided Onyemelukwewith has met the agreed upon production schedule, the Company will pay Onyemelukwewith a monthly stipend in an amount to be determined. The Company has also issued a stock option to Onyemelukwewith to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Onyemelukwewith Agreement is in effect for up to five year to be exercised by or before December 31st of the given year.

Onyemelukwewith has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Onyemelukwewith. The service fee is to be paid as follows: $1,500 upon execution of the Onyemelukwewith Agreement and monthly payments of $500 a month for sixty months with the first monthly payment due on November 15, 2017. After the sixty monthly payments, Onyemelukwewith will make two monthly payments on the sixty-first and sixty-second month of $11,750.

On August 19, 2017, the Company entered into a Trade Center Agreement with Kelvin Mundati Gatabaki (“Gatabaki”) for operations of a trade center in Nakuru, Kenya (the “Gatabaki Agreement”). The Gatabaki Agreement terminates on December 31, 2021. The Company retains the option to extend the Gatabaki Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Gatabaki, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Gatabaki a stock award of 25,000 shares of the Company’s restricted stock to be issued on or after the one year anniversary of the execution of the Gatabaki Agreement. Starting at the end of November 2017, provided Gatabaki has met the agreed upon production schedule, the Company will pay Gatabaki a monthly stipend in an amount to be determined. The Company has also issued a stock option to Gatabaki to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Gatabaki Agreement is in effect for up to five year to be exercised by or before December 31stof the given year.

Gatabaki has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Gatabaki. The service fee is to be paid as follows: $1,700 upon execution of the Gatabaki Agreement and monthly payments of $500 a month for sixty months with the first monthly payment due on November 15, 2017. After the sixty monthly payments, Gatabaki will make two monthly payments on the sixty-first and sixty-second month of $11,650.

On August 9, 2017, the Company entered into a Trade Center Agreement with Justus Ongige (“Ongige”) for operations of a trade center in Essex County, New Jersey (the “Ongige Agreement”). The Ongige Agreement terminates on December 31, 2021. The Company retains the option to extend the Ongige Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Ongige, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Ongige a stock award of 25,000 shares of the Company’s restricted stock to be issued on or after the one year anniversary of the execution of the Ongige Agreement. Starting at the end of the second month of the Ongige Agreement, provided Ongige has met the agreed upon production schedule, the Company will pay Ongige a monthly stipend of $1,800 at the Company’s sole discretion. The Company has also issued a stock option to Ongige to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Ongige Agreement is in effect for up to five year to be exercised by or before December 31st of the given year. Finally, if the location becomes an EB-5 investment location, as defined in the Ongige Agreement, a onetime $10,000 payment will be made by the Company to Ongige within one year of the formation of the joint LLC.

Ongige has agreed to pay the Company a non-refundable service fee of $35,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Ongige.  The service fee is to be paid as follows:  $3,000 upon execution of the Ongige Agreement and monthly payments of $500 a month for sixty-four months with the first monthly payment due on September 30, 2017.

On August 23, 2017, the Company entered into a Trade Center Agreement with Kenneth Uchenna Ubochi (“Ubochi”) for operations of a trade center in River State, Nigeria (the “Ubochi Agreement”). The Ubochi Agreement terminates on December 31, 2021. The Company retains the option to extend the Ubochi Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Ubochi, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Ubochi a stock award of 25,000 shares of the Company’s restricted stock to be issued on or after the one year anniversary of the execution of the Ubochi Agreement. Starting at the end of the third month of the Ubochi Agreement, provided Ubochi has met the agreed upon production schedule, the Company will pay Ubochi a monthly stipend in an amount to be determined. The Company has also issued a stock option to Ubochi to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Ubochi Agreement is in effect for up to five year to be exercised by or before December 31st of the given year.

Ubochi has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Ubochi. The service fee is to be paid as follows: $2,500 upon execution of the Ubochi Agreement and monthly payments of $500 a month for sixty months with the first monthly payment due on October 30, 2017. After the sixty monthly payments, Ubochi will make two monthly payments on the sixty-first and sixty-second month of $11,250.

On August 28, 2017, the Company entered into a Trade Center Agreement with Uzo Odunukwe (“Odunukwe”) for operations in Nigeria (the “Odunukwe Agreement”). The Odunukwe Agreement terminates on December 31, 2021. The Company retains the option to extend the Odunukwe Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Odunukwe, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Odunukwe a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before August 28, 2018. Starting March 31, 2018, provided Odunukwe has met the agreed upon production schedule, the Company will pay Odunukwe a monthly stipend solely at the discretion of the Company. The Company has also issued a stock option to Odunukwe to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Odunukwe Agreement is in effect for up to five years to be exercised by or before December 31st of the given year.

Odunukwe has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Odunukwe. The service fee is to be paid as follows: $1,500 upon execution of the Odunukwe Agreement, and monthly payments of $500 a month for sixty months with the first monthly payment due on November 15, 2017.

On September 22, 2017, the Company entered into a Trade Center Agreement with Joy Omooba (“Omooba”) for operations in Nigeria (the “Omooba Agreement”). The Omooba Agreement terminates on December 31, 2021. The Company retains the option to extend the Omooba Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Omooba, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Omooba a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before September 22, 2018. Starting March 31, 2018, provided Omooba has met the agreed upon production schedule, the Company will pay Omooba a monthly stipend solely at the discretion of the Company. The Company has also issued a stock option to Omooba to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Omooba Agreement is in effect for up to five years to be exercised by or before December 31st of the given year.

Omooba has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Omooba. The service fee is to be paid as follows: $2,000 upon execution of the Omooba Agreement, and monthly payments of $500 a month for sixty-two months with the first monthly payment due on November 30, 2017.

On September 23, 2017, the Company entered into a Trade Center Agreement with Albert George Miruka (“Miruka”) for operations in Kenya (the “Miruka Agreement”). The Miruka Agreement terminates on December 31, 2021. The Company retains the option to extend the Miruka Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Miruka, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Miruka a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before September 23, 2018. Starting March 31, 2018, provided Miruka has met the agreed upon production schedule, the Company will pay Miruka a monthly stipend solely at the discretion of the Company. The Company has also issued a stock option to Miruka to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Miruka Agreement is in effect for up to five years to be exercised by or before December 31st of the given year.

Miruka has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Miruka. The service fee is to be paid as follows: $2,000 upon execution of the Miruka Agreement and monthly payments of $500 a month for sixty-two months with the first monthly payment due on November 30, 2017.

On September 22, 2017, the Company entered into a Trade Center Agreement with Theresa Macon (“Macon”) for operations in Sierra Leone (the “Macon Agreement”). The Macon Agreement terminates on December 31, 2021. The Company retains the option to extend the Macon Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Macon, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Macon a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before September 22, 2018. Starting March 31, 2018, provided Macon has met the agreed upon production schedule, the Company will pay Macon a monthly stipend solely at the discretion of the Company. The Company has also issued a stock option to Macon to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Macon Agreement is in effect for up to five years to be exercised by or before December 31st of the given year.

Macon has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Macon. The service fee is to be paid as follows: $2,000 upon execution of the Macon Agreement and monthly payments of $500 a month for sixty-two months with the first monthly payment due on November 30, 2017.

On September 22, 2017, the Company entered into a US Trade Center Agreement with Ms. Ping Wang (“Wang”) for operations of a trade center in Lawrence, Georgia (the “Wang Agreement”). The Wang Agreement terminates on December 31, 2021. The Company retains the option to extend the Wang Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Wang, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Wang a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before September 22, 2018. Starting March 31, 2017, provided Wang has met the agreed upon production schedule, the Company will pay Wang a monthly stipend solely at the discretion of the Company. The Company has also issued a stock option to Wang to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Wang Agreement is in effect for up to five years to be exercised by or before December 31st of the given year.

Wang has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Wang. The service fee is to be paid as follows: $3,000 upon execution of the Wang Agreement and monthly payments of $500 a month for sixty-seven months with the first monthly payment due on November 30, 2017.

On October 20, 2017, the Company entered into a Trade Center Agreement with Ike Djanal Aser (“Aser”) for operations of a trade center in Yaounde, Cameroon (the “Aser Agreement”). The Aser Agreement terminates on December 31, 2021. The Company retains the option to extend the Aser Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Aser, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Aser a stock award of 25,000 shares of the Company’s restricted stock to be issued on or after the one-year anniversary of the execution of the Aser Agreement. Starting on March 31, 2018, provided Aser has met the agreed upon production schedule, the Company will pay Aser a monthly stipend in an amount to be determined. The Company has also issued a stock option to Aser to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Aser Agreement is in effect for up to five years to be exercised by or before December 31st of the given year.

Aser has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Aser. The service fee is to be paid as follows: $2,000 upon execution of the Aser Agreement and monthly payments of $500 a month for sixty months with the first monthly payment due on November 15, 2017. After the sixty monthly payments, Aser will make two monthly payments on the sixty-first and sixty-second month of $11,500.

On October 18, 2017, the Company entered into a Trade Center Agreement with Jane Mugwe for operations in at a location to be determined and approved by the Company (the “Mugwe Agreement”). The Mugwe Agreement terminates on December 31, 2021. The Company retains the option to extend the Mugwe Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Mugwe, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Mugwe a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before October 18, 2018. Starting March 31, 2018, provided Mugwe has met the agreed upon production schedule, a monthly stipend will be paid to Mugwe solely based on the discretion of the Company. The Company has also issued a stock option to Mugwe to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Mugwe Agreement is in effect for up to five years to be exercised by or before December 31st of the given year.

Mugwe has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing Mugwe Agreement. The service is to be paid as follows: $2,000 upon execution of the Mugwe Agreement and monthly payments of $500 a month for sixty months with the first monthly payment due on December 31, 2017. After the sixty monthly payments, Mugwe will make two monthly payments on the sixty-first and sixty-second month of $11,000.

On October 20, 2017, the Company entered into a Trade Center Agreement with Marie Jeanne Bissou for operations in at a location to be determined and approved by the Company (the “Bissou Agreement”). The Bissou Agreement terminates on December 31, 2021. The Company retains the option to extend the Mugwe Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Bissou, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Bissou a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before October 20, 2018. Starting March 31, 2018, provided Bissou has met the agreed upon production schedule, a monthly stipend of $1,800 will be paid to Bissou solely based on the discretion of the Company. The Company has also issued a stock option to Bissou to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Bissou Agreement is in effect for up to five years to be exercised by or before December 31st of the given year.

Bissou has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing Bissou Agreement. The service fee is to be paid as follows: $2,000 upon execution of the Bissou Agreement and monthly payments of $500 a month for sixty months with the first monthly payment due on December 15, 2017. After the sixty monthly payments, Bissou will make two monthly payments on the sixty-first and sixty-second month of $11,500.

On November 6, 2017, the Company entered into a Trade Center Provider Agreement with Elizah Wanjiru Wainaina for operations in San Francisco, California (the “Wainaina Agreement”). The Wainaina Agreement terminates on December 31, 2021. The Company retains the option to extend the Wainaina Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021. For the services provided by Wainaina, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Wainaina a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before November 8, 2018. Starting February 28, 2018, provided Wainaina has met the agreed upon production schedule, a monthly stipend will be paid to Wainaina solely based on the discretion of the Company. The Company has also issued a stock option to Wainaina to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Wainaina Agreement is in effect for up to five years to be exercised by or before December 31st of the given year.

Wainaina has agreed to pay the Company a nonrefundable service fee of $55,000. The service fee is paid for deliverables including the formation and registration of the joint venture limited liability company, which has not been organized as of the date of this filing, and the delivery of marketing materials by Wainaina for approval by the Company. The service fee is to be paid as follows: $2,000 upon execution of the Wainaina Agreement and monthly payments of $500 a month for sixty months with the first monthly payment due on January 30, 2018. After the sixty monthly payments, Wainaina will make two monthly payments on the sixty-first and sixty-second month of $11,000.

International Maritime Agents Agreement – Ocean Channel Shipping Co., Ltd.

On June 30, 2017, the Company entered into an International Maritime Agents Agreement (“Maritime Agreement”) with Ocean Channel Shipping Co., Ltd., a Chinese corporation doing business at Room 511, No. 43 Guoquan Road, Fortunre International Plaza, Yangpu District in Shanghai, China 200433 (“Ocean Channel”). Pursuant to the Maritime Agreement, the Company retains Ocean Channel to handle the import and export of good to and from China. Additionally, the Maritime Agreement directs Ocean Channel to address all international maritime agency matters for the Company or any of its related parties. The Maritime Agreement addresses a variety of different scenarios under which goods may be delivered to China and how Ocean Channel shall address the same. The term of the Maritime Agreement is two (2) years, with the possibility of a renewal.

In exchange for Ocean Channel’s services, the Company has agreed to pay Ocean Channel a monthly fee based. The Company will provide an upfront payment to Ocean Channel, and any balance remaining after deducting the costs and fees associated with Ocean Channel’s work will be addressed via a “monthly checkout method.”

Master Joint Venture and Operational Agreement – Millennium Aircraft Services, LLC

On June 16, 2017, the Company entered into a Master Joint Venture and Operational Agreement (the “Joint Venture Agreement”) with Millennium Aircraft Services, LLC, a North Carolina corporation (“Millennium”). Under the terms of the Joint Venture Agreement, the parties agree to implement their respective skills and resources to develop a profitable company providing aircraft services. To that end, AmericaTowne agrees to fund the joint venture by providing up to $500,000 in support for the development of aircraft services contracts. Further, Millennium agrees to ensure the completion of operations of the joint venture, including staffing. The full terms of the Joint Venture Agreement may be read in the exhibit attached hereto.

On or before July 31, 2017, Millennium will execute a Service Provider Agreement in the same or similar format as disclosed in AmericaTowne’s prior public filings. This is a condition precedent of the effectiveness of the Joint Venture Agreement. Prior to the execution of the Joint Venture Agreement, Millennium was not an affiliate or beneficial shareholder of the Company, nor a vendor or creditor to the Company.

Professional Services Agreement with JS Architecture, PLLC

On October 31, 2017, the Company entered into an Agreement for Professional Services (the “Agreement) with JS Architecture PLLC, a North Carolina professional limited liability company (“JS Architecture”), for planning and architectural services for design of the Company’s headquarters to be located at 1100 Carrington Mill Boulevard, Morrisville, North Carolina (the “JS Architecture Agreement”). The fee under the JS Architecture Agreement is based on a cost-plus model, and is set forth on the Invoice Schedule attached thereto. There is no material relationship between JS Architecture and the Company.

Cooperative Agreement with Xuzhou City

On February 24, 2017, AmericaTowne, Inc., a Delaware corporation (the “Company”) entered into a Cooperative Agreement (the “Cooperative Agreement”) with Xuzhou City, Jiangsu Province, Jia Wang District People Government (hereinafter referred to as “Xuzhou City”). The Cooperative Agreement is not definitive until the compensation and commission schedules are agreed upon no later than April 15, 2017. However, the Company believes disclosure of the Cooperative Agreement is important to security holders.

Under the terms of the Cooperative Agreement, the Company and Xuzhou City have agreed to cooperate in good faith under the relevant laws and regulations of the People’s Republic of China to plan and develop an AmericaTowne community in the Jiangsu Xuzhou Industrial Park and its surrounding areas. The parties anticipate that the community will include facilities for trade, senior care and other buildings. The parties have agreed to utilize the low carbon modular construction technologies of AmericaTowne’s affiliate and related party – ATI Modular Technology Corp. (“ATI Modular”). ATI Modular has entered into a similar cooperative agreement, and it has been included in this Form 8-K as an exhibit.

Under the Cooperative Agreement, subject to performance of certain condition precedents by both parties, the Company has agreed to provide an investment in the amount of approximately $20,000,000 to $30,000,000 in fixed assets, equipment, technology and/or case to develop the AmericaTowne community. The Company may not be able to raise the funds set forth in the Cooperative Agreement. In return, Xuzhou City will serve as a liaison with the local and national governments, identify communities and locations suitable for the AmericaTowne community, and provide preferential support including land, tax, and other benefits to develop the AmericaTowne community, and other related business and trade activities. If the Company fails to raise the funds set forth in the Cooperative Agreement, there is the possibility that the anticipated definitive agreements will not be executed. The reader is directed to the specific agreements attached hereto for further information.

Reverse Merger Involving ATI Modular Technology Corp.

On or about July 29, 2017, a majority of the Company’s shareholders that collectively own approximately 85.61% of the Company’s issued and outstanding common stock at that time consented to the execution of an Agreement and Plan of Merger between the Company and ATI Modular Technology Corp. (“ATI Modular”), a subsidiary of the Company, whereby the Company would merge into ATI Modular, with ATI Modular being the surviving entity. The merger of the Company and ATI Modular will be effectuated after the merger is approved by the Securities and Exchange Commission and Financial Industry Regulatory Authority.

In connection with the Agreement and Plan of Merger, the Company increased its shares of authorized stock from 100,000,000 to 200,000,000 shares at par vale $0.0001. Thereafter, the Company will effectuate a 1-to-4 share split. Shareholders will then receive shares of ATI Modular on a 1-to-1 exchange basis. ATI Modular will be renamed “AmericaTowne Holdings, Inc.,” and will continue the operations of the Company and ATI Modular.

ATI Modular is a Nevada corporation and a publicly reporting company with the Securities and Exchange Commission. It is publicly traded on the Over-the-Counter Marketplace (“OTC”), which is governed by the Financial Industry Regulatory Authority, under the trading symbol “ATMO.” Previously, ATI Modular’s trading symbol was labeled with the “skull and crossbones caveat emptor” (meaning buyer beware). The OTC indicated that the caveat emptor was associated with a “public interest concern” with the company, though the OTC had not provided specifics regarding the same. On September 5, 2017, the OTC removed the caveat emptor. On September 22, 2017, the OTC reissued the skull and crossbones caveat emptor.  ATI Modular is unaware of why the OTC has reissued the caveat emptor, though it appears to be related to an unusually high bid for the company’s stock.  ATI Modular has reached out to the OTC and FINRA to address the new caveat emptor, but no additional information has been provided as of this filing.

The Plan of Merger was first proposed as a cost-savings measure to Alton Perkins, the Chairman of the Board of Directors for the Company, which operated ATI Modular as a subsidiary. The Company had contemplated the expenses associated with filing a Form 211 with the Financial Industry Regulatory Authority (“FINRA”) in order to trade on the OTC, as well as the costs associated with operating two publicly reporting companies separately. It became clear to Mr. Perkins that merging the Companies would make fiscal sense. Notably, Mr. Perkins is the sole director of both ATI Modular and the Company. He also beneficially owns a majority of the Company’s issued and outstanding stock, as he controls the Company’s two largest shareholders—Yilaime and the Perkins Trust. As such, he is also the beneficial owner of a majority of ATI’s common stock, as the Company is ATI Modular’s majority shareholder. Mr. Perkins’ relationship to ATI Modular and the Company presents a potential conflict of interests. To ensure that these conflicts were addressed, Mr. Perkins discussed the proposed Plan of Merger with counsel and sought independent advice regarding the potential benefits of the same, as well as any potential negative impact. Ultimately, Mr. Perkins believed the benefits associated with cost savings associated with public reporting obligations, as well as the ability of AmericaTowne shareholders to potentially access the OTC, greatly outweighed any negatives. Potential positive effects of the Plan of Merger for shareholders of the Company include, but are not limited to, the ability to trade stock over the OTC Markets, decreased costs associated with the Company’s reporting obligations, and a potential for increased stock value. However, the Plan of Merger may have a negative impact on shareholders of the Company. This may include a decrease in value of the surviving entity’s shares, a general decrease in the Company’s value due to increased operating expenses, and other, unknown variables that may cause the Company’s stock value to decline. The rights of shareholders may be adversely effected as a result of the Plan of Merger. No fairness opinion was sought regarding the Plan of Merger.

The Pan of Merger outlines the terms of the merger, which was filed with the Company’s Schedule 14C. The Company is defined as the “Merging Entity” while ATI Modular is defined as the “Surviving Entity.” Pursuant to the merger, the Company will merge into ATI Modular to increase operational efficiency and to increase shareholder value. Conditions precedent to the closing of the Plan of Merger include ATI Modular effectuating a 50-to-1 reverse stock split and the Company effectuating a 1-to-4 stock split. Thereafter, shareholders of the Company will have their shares exchanged on a pro rata basis with ATI Modular shares. Thus, approximately 148,142,156 shares of the Surviving Entity’s restricted common stock will be issued to the Company’s shareholders in consideration for closing the Plan of Merger. This will equate to approximately 98.3% of the Surviving Entity’s issued and outstanding common stock, though this percentage may vary due to fractional share rounding. The Surviving Entity, being traded over-the-counter, intends on providing resources to the Company’s former shareholders to sell or transfer their shares. This includes the intention of the Surviving Entity to register those shares by filing a Registration Statement on Form S-1.

In addition to the aforementioned conditions precedent to the effectuation of the Plan of Merger, the Plan of Merger is contingent upon ATI Modular filing a registration statement on Form S-4 to register the shares being issued in exchange for the AmericaTowne shareholder’s shares. Filing the registration statement is required under federal law and will be reviewed by the Securities and Exchange Commission. Once the registration is deemed effective, and the other conditions precedent have been meet, including the approval of the Company’s Schedule 14C and ATI Modular’s Schedule 14C, the merger will be deemed effective.

The Surviving Entity will be named AmericaTowne Holdings, Inc., and will assume the contracts and liabilities of the Company and ATI Modular. The Surviving Entity will, if necessary, develop separate committees to address commitments or business of ATI Modular and the Company. It is estimated that this Plan of Merger will be deemed effective 20 days after this Information Statement is distributed to shareholders of the Company.

Reasons for the Plan of Merger

The Company has an interest in registering its shares with a national market, such as the OTC Markets Group. In researching the most cost-effective ways to move forward with registration, it became apparent that merging into ATI Modular, the Company’s subsidiary, which was already trading over-the-counter, would provide two benefits to the Company’s shareholders.

First, it would allow for the Company’s issued and outstanding shares to be exchanged with the shares of ATI Modular and traded on OTCPink under the symbol “ATMO.” This allows for the Company’s investors to have greater liquidity and allows shareholders to enter a marketplace where they more easily transfer their shares, subject to all applicable federal and state regulations.

Second, by merging operations, the Company and ATI Modular will benefit from a decrease in operational costs. Presently, both entities have reporting obligations under the Securities Exchange Act, resulting in duplicative reporting. By merging the entities, the Company and ATI Modular eliminate the duplicative work, resulting in decreased administrative and professional costs. Though not guaranteed, the Plan of Merger would ideally allow for the Surviving Entity to be more profitable, have less overhead, increasing shareholder value.

Effect of the Plan of Merger and Shareholder Rights

The Plan of Merger will result in the Company merging into ATI Modular. ATI Modular will amend its Articles of Incorporation to change its name to AmericaTowne Holdings, Inc. The Surviving Entity will assume the obligations and assets of the Company and shareholders of the Company will have their shares exchanged on a pro rata basis. Thus, once the Plan of Merger is complete, the remaining entity—AmericaTowne Holdings, Inc.—will be trading on the OTCPink using the symbol “ATMO.”

The Company's Strategy

The Company's primary business strategy is to develop a position as a leader in supplying quality "Made in the USA" goods and services to middle, upper middle, and upper income consumers in China and government agencies in Africa. The Company seeks to create market share in the rapidly growing middle and upper income population demographic with a focus on tourism, exports, and senior care. The Company believes China's and Africa’s economy are robust. People in China and select locations in Africa are developing and prospering making more money and are looking for more places to go to enjoy leisure and tourism. Today and in the foreseeable future, in China, the Company believes the demand for leisure activities is outstripping the supply.

As set forth above, the Company's objective is to provide unique one-of-a-kind communities for people in China to spend their leisure time. The Company's current planning committee is concentrating its efforts on securing land between 50 and 165 acres, and to chart out land up to 50 unique American small businesses, a 5-star hotel, 50 villas, a theme park, performing arts center, and a senior care facility all fashioned after the American way, business, and lifestyle. The aforementioned businesses will bring a slice of America to China. The Company believes the communities will offer authentic goods, products and services that are "Made in the USA." The company is in the process of identifying United States based businesses looking to locate their operations and conduct business in AmericaTowne, and to take advantage of the key demographic.

We believe that AmericaTowne will help Country’s counter its tourist deficit, satisfy China's and other countries’ increasing need to import United States based goods and meet the growing demand for senior living facilities (all of which are discussed in more detail below). As a dual and added value, the Company believes AmericaTowne will provide export opportunities and jobs in China, Africa and America. Furthermore, AmericaTowne supports America's national initiative to improve the balance of trade by exporting goods and services carrying the "Made in the USA" tag.

    (i)   Tourism

AmericaTowne meets the challenge of helping Countries reduce its tourist deficit by keeping more Chinese citizens at home to enjoy a slice of America. In short, instead of an economy based upon manufacturing and exporting products to other countries, the Company believes that China's and other countries focus has now changed to internal domestic consumption. The Company believes that China's government is ramping up the demand for its citizens to buy and use consumer products. At the same time, the Chinese government is emphasizing stability and improving its citizen's quality of life. In Africa governments are increasing their demand to purchase US goods for development and infrastructure growth.

The Company believes leisure and tourism are cornerstones of China's long-term plans. Additionally, the Company believes that the demand by Chinese consumers for "Made in America" goods and services are high. Most important, the Company believes that the targeted Chinese consumer is sophisticated and focused on goods and services, but also the experiences that those goods and services bring. In Africa, we believe County and local governments in some locations have increased their development efforts and purchase of exports. The Company believes that providing an AmericaTowne community with support services model after the American lifestyle will provide those experiences.

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

Additionally, in our opinion as a result of our Ambassador and County Government Inititaives, we have seen an increase in efforts to purchase equipment and industrial goods made in the USA by some countries in Africa.

      (iii)    Senior Care in China

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

Gap in Small and Mid-Size Businesses

In June of 2013, the Commerce Department reported that exports hit a record high for one month of $191.1 billion-up 3.2% from June of 2012. As a result of imports falling, the United States trade deficit shrank 22.4% to its lowest monthly level since October 2009. Small and medium-sized companies account for 98% of United States' exporters, but represent less than one-third of the known export value of United States' goods' exports. In 2010, there were over 293,000 identified U.S. exporters - 269,269 of which were small or medium-sized.

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

Financial Objectives

The Company seeks to achieve commercial success in its initial AmericaTowne operations. The Company seeks to validate its work through the success of its products and services. The Company's revenues of $ 1,775,003 realized and earned through December 31 2017, and a Letter of Interest from US Ex-Im Bank are an initial step towards this effort. The Company also seeks to develop a robust line of additional AmericaTowne products including licensing and franchising and Trade Center fees for additional project locations in the near future and to become financially sustainable.

Sourcing and Fulfillment

To complete the initial AmericaTowne, the Company expects a collaborative effort between small businesses owners in the United States looking for expansion opportunities in China and Africa. The Company through its relationship with its Trade Centers, International Ambassador Business Program, and Government County initiatives expect to trade and exports goods and services with the "Made in the USA" label. These select businesses and initiatives will team with local counterparts to supply, source and operate the core businesses that are a part of AmericaTowne.

Competition

Our competitive position within the tourism, export and senior care industry are affected by a number of factors. There are barriers to entry that make it difficult for entrants into the industry, including, but not limited to the socio-political environment in China and elsewhere.

In reviewing market conditions, the Company determined that although there is no known structure or operations existing within Mainland China or Africa similar to AmericaTowne, the concept could be duplicated. The challenge for competitors whose business originates from China and elsewhere would be to identify and provide business owners and operators, as well as goods and services that would provide a unique American experience in one location, under one roof, and receive the support of the local government in providing "authentic American goods."

It has been Management's experience that at the local level mayors and other government officials have concerns about the authenticity of both the concept and the goods and services that would originate from America. Therefore, operators from America that provide goods and services especially from America's small businesses have a competitive advantage.

Builders and developers focusing on tourism and quality of life components are regionally based, and most focus on operations in what are called (based on demographics and other criteria) Tier 2, Tier 3 and Tier 4 Cities. Competitors that appear to be doing exceptionally well it seems have designed internal management, finance and control systems that work well in the United States and China or Africa.

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

Tax Exempt Status for Certain Export Transactions

Because AmericaTowne focuses on providing “Made in the USA” goods and services to China and elsewhere, a portion of the Company's activities will involve not only development but also exporting. To take advantage of favorable United States tax rates on dividend distributions or to direct a steady flow of cash distributions for shareholders of corporate exporters, the Company has identified and work with Perkins-Hsu Export Corporation, a Nevada corporation that is qualified as an Interest Charge - Domestic International Sales Corporation ("IC-DISC") under section 992(a)(1) of the Internal Revenue Code of 1986. Perkins-Hsu Export is an IC-DISC and an affiliate of the Company, with Mr. Perkins as the majority shareholder and the controlling person. The tax benefits to the Company are accomplished by allowing the Company to deduct a portion of its export-related income as commissions to the IC DISC. On an individual basis Federal taxes on the export-related income are deferred until such time as the income is distributed or deemed distributed. Perkins –Hsu as an IC DISC does not need additional offices, employees, or tangible assets, nor is it required to perform any invoicing or services. Additionally, with its IC-DISC association, if warranted, the Company may achieve a significant reduction in taxes on the first $10,000,000 in revenues.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.0001 per share, (the "Common Stock"), of which, as of the most recent practicable date, there are 49,200,932 issued and outstanding, and 5,000,000 shares of Preferred Stock, (the "Preferred Stock") par value $.0001 per share, of which none have been designated or issued. The following summarized the important provisions of the Company's capital stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

In 2017, the Company entered into Employment Agreements with four (3) employees. Three of these employees were issued shares of restricted common stock in lieu of compensation in 2017. These employees are as follows:

Name	Position	Date of Employment Agreement	Stock Issuance
Andre Chaslin	Executive Vice President for Export & Europe Operations	October 18, 2017	120,000 shares of restricted common stock
Brian Eberhart	Vice President for Procurement Services	October 18, 2017	20,000 shares of restricted common stock
Du Jixiang	Executive Sales & Marketing Manager—China	November 1, 2017	10,000 shares of restricted common stock

Recent Sales of Unregistered Securities

810,700 common shares

Issuer Purchases of Equity Securities

None.

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

In fiscal year 2017, the Company achieved $1,775,003 in revenue, compared to $1,759,540 in revenue for the fiscal year 2016. We can make no assurances that we will find commercial success in any of our products. We also rely upon the Service Agreement with Yilaime NC, November 11, 2014 Form 8K, under Item 15(a)(3) 10.8, for revenues. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations for the first quarter of 2016. We intend on relying on Yilaime for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on Yilaime for support. If Yilaime at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

Results of Operations through December 31, 2017

Our operating results are summarized as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Revenues	$1,775,003	$1,759,540
Cost of Revenues	$303,549	$244,486
Gross Profit	$1,471,454	$1,515,054
Operating Expenses	$1,938,462	$1,592,185
Provision for income taxes	($146,512)	($3,549)
Net Income (Loss)	($318,144)	($71,141)

Revenues

During fiscal year 2017, the Company had revenues of $1,775,003, compared to 2016 sales of $1,759,540. Our sales consisted of $478,011 in primarily Export Service Agreements, and $1,209,540 in Services to related parties for Operation fees. The Cost of Revenues to related parties were $303,549 and 244,486 for the years ended December 31, 2017 and 2016, respectively. Compared to 2016, our revenues increased $15,463 or less than 1%. The increase is due to implementing our business plan focusing on increasing exporters in our program.

Pursuant to the Company’s Service Agreement with Yilaime, Yilaime paid the Company $200,000 in fiscal year 2017 for an “Operations Fee.” In 2016, the Company had paid an Operations Fee of $200,000. The Operations Fee stems from the agreement between Yilaime and the Company whereby Yilaime acts as the Company’s exclusive representative. In 2017, the Operations Fee remained the same as 2016. The Operations Fee is not related to costs of revenues.

We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the first quarter of 2016.

Operating Expenses

Our expenses for the period through December 31, 2017 are outlined in the table below:

	December 31, 2017	December 31, 2016
General and administrative	$1,567,366	$1,275,141
Professional fees	$371,096	$317,044
Total operating expenses	$1,938,462	$1,592,185

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and preparing our Registration Statement on Form S-1, and implementing our business plan. Compared to 2016, our operating expenses decreased by $346,277.

Net Income

As a result of our operations, for 2017, the Company reported net loss after provision for income tax of $318,144. Compared to 2016, our net loss increased $246,973. This increase is due to starting our marketing strategy to increase exporters, as well as increased costs associated with implementing our business plan.

Liquidity and Capital Resources

Working Capital

	December 31, 2017	December 31, 2016
Total Current Assets	$4,255,338	$2,531,909
Total Current Liabilities	$1,404,024	$660,043
Working Capital	$2,851,314	$1,871,866

We have working capital of $2,851,314 on December 31, 2017. Compared to December 31, 2016, our working capital increased $979,448 or 52%. The increase is due to effectively implementing our marketing, growth and equity sales plans.

Cash Flow

	December 31, 2017	December 31, 2016
Net cash provided by (used in) operating activities	($734,977)	$311,225
Cash used in investing activities	$96,885	$360,891
Cash provided by financing activities	$759,015	$381,019
Increase (Decrease) in cash	($72,847)	$331,352

Cash Provided by (Used in) Operating Activities

Compared to 2016, increase in cash used in operating activities in 2017 is mainly due to increase in accounts receivable.

Cash Used in Investing Activities

We spent $23,885 on fixed assets for 2017.

Cash Provided by Financing Activities

Compared to 2016, our cash used in financing activities increased $377,996. The increase is due to proceeds from issuance of common stock in 2017.

As of December 31, 2017, the Company had sufficient amount of cash to operate its business at the current level for the next twelve months, but insufficient cash to achieve our business goals and initiatives set forth above. To address the cash situation, the Company continues to manage its cash accounts and receivables closely.

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

Plan of Operation and Cash Requirements

The Company anticipates that its expenses over the next twelve months will be approximately $5,000,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

		Estimated
	Potential	Expenses
Description	Completion Date	($)
Trade Center Operations	12 months	550,000
Salaries	12 months	2,500,000
Utility expenses	12 months	50,000
Investor relations costs	12 months	100,000
Marketing expenses	12 months	350,000
Professional fees	12 months	150,000
Other administrative expenses	12 months	1,200,000
Total		5,000,000

Our other administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $5,000,000 to proceed with our business plan over the next twelve months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations, as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. At the close of 2017, we are considering financing arrangements for our common stock. However, the arrangements are not final and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

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

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures as of December 31, 2017 were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2018, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and officers as of December 31, 2016.

Directors and Executive Officers

Name	Age	Position
Alton Perkins	66	President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors
Xianghai Lin	40	Vice President China Operations
Mabiala T. Phuati	56	Senior Vice President Worldwide Operations
Dr. Yu Wang	62	Senior Vice President for Human and Export Technical Compliance
Dr. Daniel K. Gatabaki	65	Vice President for Marketing USA and Africa
Ying Cheng	56	Managing Director of Business Development in China
Ijeoma Ubezonu	54	Vice President of Operations
Andre Chaslin	70	Executive Vice President for Export & Europe Operations
Brian Eberhart	45	Vice President for Procurement Services
Du Jixiang a/k/a/ Allen Miller	32	Executive Sales & Marketing Manager—China

Biographical Information for Alton Perkins, Age 66, Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Perkins currently serves as President, Chief Executive Officer and Chairman of the Board of Directors of Yilaime and Yilaime's related entity doing business in North Carolina. Mr. Perkins is a former decorated Air Force Officer and Missile Launch Officer with 22 years of military service who graduated from the University of Southern Illinois with a B.S. in Business Administration and a M.B.A. from the University of North Dakota. From 1988 through 1997 he held CEO positions with start-up companies in the Jet Fuels, Defense Contracting, construction, business consulting and development, and real estate industries. From 1997 through 2009, Mr. Perkins served as the CEO and Chief Technology Officer for Internet, childcare operations, media, and realty development companies. From 2009 to present, Mr. Perkins has served as Chairman of Yilaime and its related entity. Mr. Perkins has expertise in conducting business in China. Living and working in China studying Chinese consumer habits, working with Chinese entrepreneurs and government agencies, he developed the AmericaTowne and AmericaStreet concept.

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

Biographical Information for Xianghai Lin, Age 40, Vice President

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

Biographical Information for Mabiala T. Phuati, Age 56, Vice President

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

Biographical Information for Dr. Yu Wang, Age 62, Senior Vice President of Human Resources and Export Technical Compliance

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

Biographical Information for Dr. Daniel Gatabaki, Age 65, Vice President for Marketing USA and Africa

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

Biographical Information for Ying Cheng, Age 56, Managing Director for Business Development in China

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

Biographical Information for Ijeoma Ubezonu, Age 54, Vice President of Operations

Mrs. Ubezonu is a graduate of North Carolina Central University with a degree in nursing. Over the past five years, Mrs. Ubezonu’s principal occupation was with Duke Home Care and owner of Blessed Auto and Rays of Joy (discussed in prior disclosures). This entity is not a parent, subsidiary or other affiliate of the Company. There is no familial relationship between Mrs. Ubezonu or any control person of the Company. In addition to being Vice President of Operations for the Company, Mrs. Ubezonu is the principal of AmericaTowne Durham and is individually a debtor of the Company, all of which is disclosed above.

Biographical Information for Andre Chaslin, Age 70, Executive Vice President for Export & Europe Operations

Mr. Chaslin is originally from France. He is a resident of the United States. He owned and operated a successful new car dealership for thirty-five (35) years in New York. Chaslin received a variety of awards throughout his career. After retiring from his car dealership operations, Chaslin joined the Company as Vice President of Export/Import and Europe Operations.

Biographical Information for Brian Eberhart, Age 45, Vice President for Procurement Services

Mr. Eberhart received a marketing degree from the University of Central Florida. He is a United States citizen and resides in Raleigh, North Carolina. Mr. Eberhart worked in the automotive industry for over twenty (20) years, specializing in the procurement of heavy equipment, trucks, and automobiles for large national accounts. Mr. Eberhart is responsible for all product contracted acquisitions deemed for export. Mr. Eberhart has worked as a consultant for the Company since 2015.

Biographical Information for Du Jixiang a/k/a/ Allen Miller, Age 32, Executive Sales & Marketing Manager—China

A native of the China residing in Chizhou, Anhui, Mr. Miller has worked in the eyeglasses industry for over five (5) years, focusing on the production details of eyeglasses to control and customer demand for products. Mr. Miller has worked as a sales manager for the Company since 2017.

The Board of Directors and Committees

As of the date of this Report, we had no independent directors. We anticipate appointing independent directors as required in the future.

B. Significant Employees

We are dependent on the experience, knowledge, skill and expertise of our President, CEO, CFO, Secretary and Chairman of the Board - Alton Perkins. The loss of Mr. Perkins could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Mr. Perkins. We do not currently carry key-man life insurance on Mr. Perkins or any of our officers and have no present plans to obtain this insurance.

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

Audit Committee

As of the date of this Report, we do not have an Audit Committee. Rather, the Board of Directors acts as the Company’s Audit Committee. We intend to establish an Audit Committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in the regulations of the SEC. The Audit Committee's duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors, if any, and independent public accountants, including their recommendations to improve the system of accounting and internal control. The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. As of the date of this Report, we did not have an audit committee financial expert, in light of our size, although we intend to review this issue as the Company grows, especially as the Company implements an Audit Committee.

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

Code of Ethics

As of the date of this Report, we do not have a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics.

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

To further its development, the Company entered into several employment agreements in 2017 that resulted in stock-based compensation.

On June 21, 2017, the Company entered into the First Amended Employment Agreement (“Amended Employment Agreement”) with Alton Perkins, the Company’s Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and Secretary (“Perkins”). Perkins is also a beneficial owner of 21,842,691 shares of the Company’s common stock. The Amended Employment Agreement supersedes the Employment, Lock-Up and Options Agreement dated November 21, 2014 between the Company and Perkins. Pursuant to the Amended Employment Agreement, Perkins will continue to serve as the Company’s Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and Secretary for a period of five (5) years, i.e. until June 21, 2022 (the “Initial Term”). After the Initial Term, Perkins may serve additional one (1) year terms at the option of the Company, provided Perkins is provided thirty (30) days’ notice of the Company’s option to extend the term of the employment. The Company may terminate the Amended Employment Agreement “for cause” only. Additionally, should the Amended Employment Agreement be terminated, the parties agree that any compensation previously paid shall be considered fully paid and not subject to any claw back, unless such compensation was obtained through fraud, false pretenses, or other intentional tort. Perkins is compensated for his services pursuant to the First Amended Compensation Schedule (“Amended Schedule”), attached as Exhibit A to the Amended Employment Agreement. The Amended Schedule supersedes and voids the terms of the Compensation Schedule dated November 21, 2014. Pursuant to the Amended Schedule, the Company agrees to issue to the Alton & Xiang Lin Perkins Family Trust (the “Family Trust”) 10,000,000 shares of the Company’s common stock (the “Stock Compensation”). The Company is presently in the process of issuing the Stock Compensation to the Family Trust. Perkins acknowledges that the shares are subject to all securities regulations and the transfer/conveyance limitations associated therewith.

On September 29, 2017, the Company and Mrs. Ubezonu entered into an Employment, Lock-Up and Options Agreement for her employment as “Vice President of Operations” (the “Ubezonu Employment Agreement”). The term of employment is five years with one-year options held by the Company. Her employment may be terminated without cause as set forth in Section 7 of the Ubezonu Employment Agreement. The Company issued 100,000 shares of restricted common stock to Mrs. Ubezonu for serving in this capacity. These shares are subject to the restrictions set forth in the Ubezonu Employment Agreement, which is attached hereto, and Mrs. Ubezonu has the option to purchase up to 1,000,000 shares of restricted common stock in the Company at $.50/share pursuant to Section 5 of the Compensation Schedule.

The Company has adopted an Employee Stock Option Plan, but no shares have been registered or issued. The Company has not yet adopted retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future. The Company paid $1.00 to its director and Principle Executive Officer, Mr. Perkins, in compensation for 2017.

Compensation paid to executives and directors are detailed in the following tables.

Summary Compensation Table

Name and Principle Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alton Perkins (PEO)	2017	$1		$1,210,269

Mabiala T. Phuati	2017	$53,854		$55,075

Daniel K. Gatabaki	2017	$36,930		$40,625

Yu Wang	2017	$25,455		$150,834

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Daniel K. Gatabaki	66,690	N/A	N/A	.50	12/31/2018	N/A	N/A	N/A	N/A
Yu Wang	672,276	N/A	N/A	.50	12/31/2018	N/A	N/A	N/A	N/A
Ijeoma Ubezonu	263,467	666,666	N/A	.50	9/29/2020	N/A	N/A	N/A	N/A
Andre Chaslin	25,000	75,000	N/A	.50	1/10/2022	N/A	N/A	N/A	N/A
Brian Eberhart	10,000	30,000	N/A	.50	10/18/2021	N/A	N/A	N/A	N/A
Du Jixiang	5,000	20,000	N/A	.50	11/30/2022	N/A	N/A	N/A	N/A

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alton Perkins	$1	$-	$-	$-	$-	$-	$1

Retirement Plan

The Company does not currently have any retirement plan, but we expect to adopt one in the near term.

Compensation of Directors During Period Ended December 31, 2017.

None.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of Common Stock beneficially owned as of the most recent practicable date for (i) each shareholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days. Unless otherwise indicated, the address of each shareholder is c/o AmericaTowne, Inc., 4700 Homewood Court, Suite 100 in Raleigh, North Carolina 27609.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of this Information Statement. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of this Information Statement is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. The beneficial ownership of each person was calculated based on 49,200.932 shares of common stock outstanding of the Company as of the most recent practicable date.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
All Executive Officers and Directors	46,203,950	93.91%
Alton Perkins (1)(2)	43,173,893	87.75%
Xianghai Lin (1)	78,421	<1.0%
Mabiala T. Phuati (1)	647,198	1.32%
Yu Wang (1)	804,913	1.64%
Daniel K. Gatabaki (1)	633,310	1.29%
Ying Cheng (1)	100,000	<1.0%
Ijeoma Ubezonu (1)	169,867	<1.0%
Andre Chaslin (1)	546,348	1.11%
Brian Eberhart (1)	40,000	<1.0%
Du Jixiang(1)	10,000	<1.0%

(1) Denotes officers and directors of the Company.

(2) Alton Perkins is the Company’s sole director and the natural person who controls the Alton & Xiang Mei Lin Perkins Family Trust and Yilaime Corporation. In addition to those shares beneficially owned by Mr. Perkins via his control over the Family Trust and Yilaime, he beneficially owns 447,145 shares of common stock owned by Perkins HSU Export Corporation, which is also controlled by Mr. Perkins.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table is provided pursuant to Rule 201(d) of Regulation S-K:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	11,415,000.50		0

TOTAL	11,415,000		0

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors, Yichien Yeh, CPA for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings for the year ending December 31, 2017 was $48,500.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ending December 31, 2017.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ending December 31, 2017.

All Other Fees

There were no fees billed for other products and services for the year ending December 31, 2017.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation		10-12G		31.1	5/8/14
3.2	By-Laws		10-12G		3.2	5/8/14
3.3	Specimen Stock Certificate		10-12G		4.1	5/8/14
10.1	Exporter Services Agreement Dated December 20, 2016 (Mai Dolfin Nig Ltd.)		8-K		10.1	1/20/17
10.2	Trade Center Service Provider Agreement Dated December 20, 2016 (Jacob Ahoua Don		8-K		10.2	1/20/17
10.3	Trade Center Service Provider Agreement Dated December 21, 2016 (Joseph Togna Do		8-K		10.3	1/20/17
10.4	Trade Center Service Provider Agreement Dated December 22, 2016 (Ijeoma Ubezonu)		8-K		10.4	1/20/17
10.5	Trade Center Service Provider Agreement Dated December 29, 2016 (Menelik Consult		8-K		10.5	1/20/17

10.6	Trade Center Service Provider Agreement Dated January 28, 2017 (Alice W. Mwangi)	8-K	10.1	2/3/17
10.7	Trade Center Service Provider Agreement Dated February 1, 2017 (Simon Essi)	8-K	10.1	2/7/17
10.8	Agreement Dated February 9, 2017 (Simple Consulting)	8-K	10.1	2/13/17
10.9	Exporters Service Agreement Dated February 16, 2017 (Blessed Auto)	8-K	10.1	2/22/17
10.1	Cooperative Agreement – Xuzhou City, Jiangsu Province, Jia Wang District People Government	8-K	10.1	2/28/17
10.11	Cooperative Agreement between ATI Modular and Xuzhou City, Jiangsu Province, Jia Wang District People Government	8-K	10.2	2/28/17
10.12	International Trade Center Services Provider Agreement – Josue	8-K	10.1	4/12/17
10.13	First Amended Employment Agreement (Perkins)	8-K	10.1	6/28/17
10.14	United States Trade Center Service Provider Agreement – Toni Oyelowo	8-K	10.2	6/28/17
10.15	United States Trade Center Service Provider Agreement – Ms. Anita Umeweni	8-K	10.3	6/28/17
10.16	International Trade Center Service Provider Agreement – Mr. Malack Abiut Ongige	8-K	10.4	6/28/17
10.17	Master Joint Venture and Operational Agreement – Millennium Aircraft Services, LLC	8-K	10.5	6/28/17
10.18	Plan of Merger between Company and ATI Modular Technology Corp.	8-K	2.1	7/14/17
10.19	Exporter Services Agreement – Global Entrepreneurship Solutions	8-K	10.1	7/19/17
10.20	Exporter Service Agreement – BATROMACK	8-K	10.2	7/19/17
10.21	International Maritime Agents Agreement – Ocean Channel Shipping Co., Ltd.	8-K	10.3	7/19/17
10.22	United States Trade Center Service Provider Agreement (Odunukwe)	8-K	10.1	8/29/17
10.23	United States Trade Center Service Provider Agreement (Chike Odunukwe)	8-K	10.2	8/29/17
10.24	United States Trade Center Service Provider (Daphne Cummings-Branche)	8-K	10.3	8/29/17
10.25	International Trade Center Service Provider Agreement (Okezie U Onyemelukwewith)	8-K	10.4	8/29/2017

10.26	International Trade Center Service Provider Agreement (Kelvin Mundati Gatabaki)		8-K	10.5	8/29/2017
10.27	United States Trade Center Service Provider Agreement (Justus Ongige)		8-K	10.6	8/29/2017
10.28	International Trade Center Service Provider Agreement (Kenneth Uchenna Ubochi)		8-K	10.7	8/29/2017
10.29	Exporter Services Agreement Precious Metal		8-K	10.8	8/29/2017
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

PART IV

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
Dated: April 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMERICATOWNE Inc.

We have audited the accompanying consolidated balance sheets of AMERICATOWNE Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related statement of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2017. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of December 31, 2017 and 2016, and the results of operations and cash flows for each of the years in the two–year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Yichien Yeh, CPA

Oakland Gardens, New York

April 11, 2017

AMERICATOWNE Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31	December 31
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$900,168	$973,015
Notes receivable - related parties	73,000	—
Accounts receivable, net	764,800	610,715
Accounts receivable, net - related parties	2,336,179	687,966
Other receivables - related parties	180,547	259,569
Prepayment-current	644	644
Total Current Assets	4,255,338	2,531,909

Prepayment-non current	7,035	7,675
Property, plant and equipment, net	41,264	25,861
Deferred tax assets	169,291	10,774
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$4,517,119	$2,620,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$80,611	$240,287
Deferred revenues-current	1,258,930	328,929
Other payables	1,060	5,016
Deposit from customers	1,469	—
Due to related parties	8,646	42,839
Income tax payable	53,309	42,972
Total Current Liabilities	1,404,025	660,043
Deferred revenues-non current	49,441	53,981
Total Liabilities	1,453,466	714,024

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 48,985,026 and 26,974,775 shares issued and outstanding	4,899	2,697
Common stock subscribed	87	90
Additional paid-in capital	5,684,903	3,329,750
Deferred compensation	(2,359,220)	(1,450,842)
Receivable for issuance of stock	(90,223)	(65,223)
Retained Earnings	(204,425)	98,631
Noncontrolling interest	27,632	(8,717)
Shareholders' Equity	3,063,653	1,906,386
Total Liabilities and Shareholders' Equity	$4,517,119	$2,620,410

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31, 2017	December 31, 2016

Revenues
Sales	$478,011	$1,209,540
Services-related parties	1,296,992	550,000
	1,775,003	1,759,540
Cost of Revenues-Related Parties	303,549	244,486
Gross Profit	1,471,454	1,515,054

Operating Expenses
General and administrative	1,567,366	1,275,141
Professional fees	371,096	317,044
Total operating expenses	1,938,462	1,592,185
Income from operations	(467,008)	(77,131)

Other Expenses (Income)	(2,352)	(2,441)

Provision for income taxes	(146,512)	(3,549)
Net Income (Loss)	(318,144)	(71,141)

Less: Net loss (income) attributable to the noncontrolling interest	15,088	33,525

Net income (loss) attributable to AMERICATOWNE, Inc common stockholders	$(303,056)	$(37,616)

Earnings per share - basic and diluted	$(0.01)	$(0.003)
Weighted average shares outstanding- basic and diluted	35,356,412	26,599,745

See Notes to Consolidated Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2017 and 2016

		Americatowne Inc. Shareholders
											Non-
		Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Retained	Deferred	Receivable for Issuance	Controlling
	Total	Shares	Amount	Shares	Amount	Subscribed	Capital	Earnings	Compensation	of stock	Interest

Balance, December 31, 2015	$1,343,671	-	$-	25,243,205	$2,524	$-	$2,438,099	$136,246	$(1,233,198)	$-	$-

Shares Issued for Service	875	-	-	8,718	1	-	874	-	-	-	-

Shares Issued for Compensation	-	-	-	617,190	62	-	654,236	-	(654,298)	-	-

Amortization of Deferred Compensation	436,653	-	-	-	-	-	-	-	436,653	-	-

Shares issued for Debt Conversion	169,168	-	-	171,628	17	-	169,151	-	-	-	-

Shares Issued for Proceeds	235,970	-	-	934,034	93	90	301,010	-	-	(65,223)	-

Business Combination	(534)	-	-	-	-	-	-	-	-	-	(534)

Capital Contribution	145,049	-	-	-	-	-	119,706	-	-	-	25,343

Acquisition of non-business entity	(353,325)	-	-	-	-	-	(353,325)	-	-	-	-

Net loss for the Period	(71,141)	-	-	-	-	-	-	(37,616)	-	-	(33,525)

Balance, December 31, 2016	$1,906,386	-	$-	26,974,775	$2,697	$90	$3,329,750	$98,631	$(1,450,842)	$(65,223)	$(8,717)

Shares Issued for Compensation	-			11,148,892	1,115		1,519,879		(1,520,994)

Amortization of Deferred Compensation	612,616								612,616

Shares Issued for Proceeds	734,991			10,861,359	1,086	(3)	758,908			(25,000)

Capital Contribution	127,803						76,365				51,438

Net loss for the Period	(318,144)							(303,056)			(15,088)

Balance, December 31, 2017	3,063,653	-	$-	48,985,026	$4,899	$87	$5,684,903	$(204,425)	$(2,359,220)	$(90,223)	$27,632

See Notes to Consolidated Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2017	December 31, 2016

Operating Activities:
Net income (loss)	$(318,144)	$(71,141)
Adjustments to reconcile net income to net cash provided by operations
Depreciation	8,484	3,388
Stock compensation	612,616	436,653
Stock issued for services	—	875
Bad debt provision	198,443	128,816
Changes in operating assets and liabilities:
Accounts receivable, net	(2,000,740)	(568,573)
Other receivable	0	—
Other receivable - related parties	74,495	(278,811)
Prepayment	640	2,436
Deferred tax assets	(158,517)	(10,774)
Accounts payable and accrued expenses	(159,678)	274,187
Deferred revenues	925,460	319,847
Other payables	(3,956)	5,016
Deposit from customers	1,469	—
Due to related parties	74,114	62,080
Income tax payable	10,337	7,225
Net cash provided by (used in) operating activities	(734,977)	311,224

Investing Activities:
Purchase of fixed assets	(23,885)	(10,891)
Issuance of notes receivable	(73,000)	—
Acquisition of subsidiaries	—	(350,000)
Net cash used in Investing activities	(96,885)	(360,891)

Financing Activities:
Proceeds from issuance of common stock	759,015	381,019
Net cash provided by financing activities	759,015	381,019

Increase (Decrease) in cash and cash equivalents	(72,847)	331,352
Cash and cash equivalents at beginning of period	973,015	641,663
Cash and cash equivalents at end of period	$900,168	973,015

Supplemental disclosure of cash flow information	—
Interest paid	$—	$535
Income taxes paid	$—	$—

Noncash investing and financing activities:
Shares issued to convert notes payable and other debts	$—	169,168

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Office equipment	3-5 years

For the years ended December 31, 2017 and 2016, depreciation expense is $8,484 and $3,388, respectively.

 Investments

Investments primarily include cost method investments. On December 31, 2017 and 2016, the carrying amount of investments was $3,860 and $3,860, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of December 31, 2017.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On December 31, 2017 and 2016, there is deferred tax assets of $169,291 $10,774, respectively. The Company had $53,309 and $42,972 of income tax liability as of December 31, 2017 and 2016, respectively.

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

For the years ended December 31, 2017 and 2016, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On December 31, 2017, all assets and liabilities are in the United States where the income and expense has been incurred since inception to December 31, 2017.

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

There were no sales returns and allowances from inception to December 31, 2017.

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

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

On July 12, 2017, the Company issued $15,000 secured promissory note to a shareholder with annual 6% interest rate. The note is due on October 30, 2017. The interest rate is 9% after the due date. The note is secured by the personal guarantee of the borrower and the borrower’s stock of the Company. The note is past due as of December 31, 2017

On August 31, 2017, the Company issued $58,000 secured promissory note to a shareholder with annual 3.5% interest rate. The note is due on April 1, 2018. The interest rate is 9% after the due date. The note is secured by the borrower’s stock of the Company.

NOTE 4. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for December 31, 2017, in the amount of $3,504,547 are for Export Service Agreements. The Company's allowance for bad debt is $403,568 which provides a net receivable balance of $3,100,979

Accounts' receivable is stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

Accounts receivable consist of the following:

	December 31	December 31
	2017	2016

Accounts receivable	$1,045,412	$795,727
Accounts receivable- related parties	2,459,135	724,175
Less: Allowance for doubtful accounts	(403,568)	(221,221)
Accounts receivable, net	$3,100,979	$1,298,681

Bad debt expense was $198,443 and $128,816 for the years ended December 31, 2017 and 2016, respectively.

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

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 48,985,026 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. DEFFERED REVENUE

ATI Modular receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the year December 31, 2017, $1,000,000 fee from exclusive agreement incurred; $1,258,929 is booked deferred revenue as current liability on December 31, 2017 and $70,000 went against cost charged by Yilaime.

NOTE 7. STOCK BASED COMPENSATION

For the years ended December 31, 2017 and 2016, $612,616 and $436,653 of stock compensation were charged to operating expenses, respectively. $2,359,220 and $1,450,842 were recorded as deferred compensation on December 31, 2017 and 2016, respectively.

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

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect of significant items comprising the net deferred tax amount is at December 31, 2017 and 2016 as follows:

	2017	2016
Deferred tax assets:
Net operating losses	$419,019	$260,502

Total deferred tax assets	419,019	260,502
Less: valuation allowance	(249,728)	(249,728)

Deferred tax assets, net	$169,291	$10,774

As of December 31, 2017, for U.S. federal income tax reporting purposes, the Company has approximately $1,271,862 of unused net operating losses (“NOLs”) available for carry forward to future years. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Significant components of income tax expense for the years ended December 31, 2017 and 2016 are as follows

	2017	2016
Current tax expense	$12,005	$7,225
Benefits of operating loss carryforwards	(158,517)	(10,774)
Tax expense (benefit)	$(146,512)	$(3,549)

The Company had $53,309 and $42,972 of income tax liability as of December 31, 2017 and 2016 respectively.

Reconciliation of Effective Income Tax Expense is as follows

	2017	2016
Statutory U.S. tax	$(158,517)	$(253,277)
Adjustment of tax in prior years	12,005	—
Less: Valuation Allowance	—	249,728
Tax expense (benefit)	$(146,512)	$(3,549)

NOTE 9. RELATED PARTY TRANSACTIONS

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

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for years ending December 31,

Consolidated Operating Statement Related Party Transactions (for years ending December 31, 2017 and 2016).

(a) $200,000 and $200,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $1,066,750 and $350,000 in Trade Center Service Agreement Revenue;

(c) $30,242 and $0 in commission revenue with Nationwide Microfinance Limited;

(d) $112,916 and $244,486 in costs of revenues to Yilaime for services pursuant to the Service Agreement;

(e) $823,836 and $282,829 for general and administrative expenses for commissions and fees.

(f) For the year ended, December 31, 2017, $42,594 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; For the year ended, December 31, 2017, $30,000 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the year ended, December 31, 2017, $30,000 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

For the year ended, December 31, 2016, $33,118 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; $15,000 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement; $7,500 for general and administrative expenses for rent expenses ATI Nationwide Holding Corp paid to Yilaime towards its lease agreement

(g) $612,616 and $436,653 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

Consolidated Balance Sheet Related Party Transactions (on December 31, 2017 and December 31, 2016)

(a) $73,000 and $0 notes receivable to a shareholder;

(b) $1,128,033 and $405,817 net account receivables Yilaime owes to the Company;

(c) $0 and $42,839 due to Yilaime;

(d) $1,972,946 and $282,149 Trade Center receivables owed to the Company;

(e) On December 31, 2017, other receivables include $165,870 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd

On December 31, 2016, other receivables include $69,120 owed by Yilaime $175,772 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd;

(f) $1,254,387 and $324,387 deferred revenue-Yilaime;

(g) $23,712 and 198,000 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.