Form 10-Q
period 2018-03-31
AMERICATOWNE Inc.
filed 2018-05-15
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,441,617 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31	December 31
	2018	2017
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$913,289	$900,168
Notes receivable - related parties	71,750	73,000
Accounts receivable, net	812,868	764,800
Accounts receivable, net - related parties	2,779,409	2,336,179
Other receivables - related parties	127,343	180,547
Prepayment-current	644	644
Total Current Assets	4,705,303	4,255,338

Prepayment-non current	6,715	7,035
Property, plant and equipment, net	38,729	41,264
Deferred tax assets	239,613	169,291
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$5,034,551	$4,517,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$55,511	$80,611
Deferred revenues-current	1,508,929	1,258,930
Other payables	560	1,060
Deposit from customers	1,469	1,469
Due to related parties	—	8,646
Income tax payable	57,840	53,309
Total Current Liabilities	1,624,309	1,404,025
Deferred revenues-non current	48,306	49,441
Total Liabilities	1,672,615	1,453,466

Commitments & Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
49,421,350 and 48,985,026 shares issued and outstanding	4,942	4,899
Common stock subscribed	154	87
Additional paid-in capital	5,910,632	5,684,903
Deferred compensation	(2,161,542)	(2,359,220)
Receivable for issuance of stock	(90,223)	(90,223)
Retained Earnings	(325,281)	(204,425)
Noncontrolling interest	23,254	27,632
Shareholders' Equity	3,361,936	3,063,653
Total Liabilities and Shareholders' Equity	$5,034,551	$4,517,119

See Notes to Consolidated Financial Statements

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Revenues
Sales	$111,135	$61,135
Services-related parties	237,000	230,000
	348,135	291,135
Cost of Revenues-Related Parties	35,499	59,416
Gross Profit	312,636	231,719

Operating Expenses
General and administrative	418,756	247,451
Professional fees	84,899	75,064
Total operating expenses	503,655	322,515
Income from operations	(191,019)	(90,796)

Other Expenses (Income)	8	(228)

Provision for income taxes	(65,792)	2,215
Net Income (Loss)	(125,235)	(92,783)

Less: Net loss (income) attributable to the noncontrolling interest	4,379	3,107

Net income (loss) attributable to AMERICATOWNE, Inc common stockholders	$(120,856)	$(89,676)

Earnings per share - basic and diluted	$(0.00)	$(0.003)
Weighted average shares outstanding- basic and diluted	49,136,685	27,004,775

See Notes to Consolidated Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Operating Activities:
Net income (loss)	$(125,235)	$(92,783)
Adjustments to reconcile net income to net cash provided by operations
Depreciation	4,054	4,513
Stock compensation	240,178	123,429
Bad debt provision	24,036	19,494
Changes in operating assets and liabilities:
Accounts receivable, net	(515,334)	(412,638)
Other receivable - related parties	28,399	(196,917)
Prepayment	320	316
Deferred tax assets	(70,322)	—
Accounts payable and accrued expenses	(25,100)	150,316
Deferred revenues	248,865	213,865
Other payables	(500)	(1,928)
Deposit from customers	—	13,672
Due to related parties	16,160	16,090
Income tax payable	4,531	2,215
Net cash provided by (used in) operating activities	(169,948)	(160,357)

Investing Activities:
Purchase of fixed assets	(1,520)	(3,123)
Issuance of notes receivable	1,250	—
Net cash used in Investing activities	(270)	(3,123)

Financing Activities:
Proceeds from issuance of common stock	183,339	22,500
Net cash provided by financing activities	183,339	22,500

Increase (Decrease) in cash and cash equivalents	13,121	(140,981)
Cash and cash equivalents at beginning of period	900,168	973,015
Cash and cash equivalents at end of period	$913,289	832,034

Supplemental disclosure of cash flow information	—
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2017

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2018, and the results of its operations and cash flows for the three months ended March 31, 2018. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For the three months ended March 31, 2018 and 2017, depreciation expense is $4,054 and $4,513, respectively.

Investments

Investments primarily include cost method investments. On March 31, 2018 and December 31, 2017, the carrying amount of investments was $3,860 and $3,860, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of March 31, 2018.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On March 31, 2018 and December 31, 2017 and 2016, there is deferred tax assets of $239,613 and $169,291, respectively. The Company had $57,840 and $53,309 of income tax liability as of March 31, 2018 and December 31, 2017, respectively.

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

For the three months ended March 31, 2018 and 2017, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On March 31, 2018, all assets and liabilities are in the United States where the income and expense has been incurred since inception to March 31, 2018.

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

We have had no goodwill impairment charges for the three months ended March 31, 2018. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

On July 12, 2017, the Company issued $15,000 secured promissory note to a shareholder with annual 6% interest rate. The note is due on October 30, 2017. The interest rate is 9% after the due date. The note is secured by the personal guarantee of the borrower and the borrower’s stock of the Company. The company has got repayment of $1,250 till March 31, 2018. The note is past due as of March 31, 2018

On August 31, 2017, the Company issued $58,000 secured promissory note to a shareholder with annual 3.5% interest rate. The note is due on April 1, 2018. The interest rate is 9% after the due date. The note is secured by the borrower’s stock of the Company.

NOTE 4. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for March 31, 2018, in the amount of $4,020,680 are for Export Service Agreements. The Company's allowance for bad debt is $428,403 which provides a net receivable balance of $3,592,277.

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

Accounts receivable consist of the following:

	March 31,	December 31,
	2018	2017

Accounts receivable	$1,097,034	$1,045,412
Accounts receivable- related parties	2,923,646	2,459,135
Less: Allowance for doubtful accounts	(428,403)	(403,568)
Accounts receivable, net	$3,592,277	$3,100,979

Bad debt expense was $24,036 and $19,494 for the three months ended March 31, 2018 and 2017, respectively.

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

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2018:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 49,421,350 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. DEFFERED REVENUE

ATI Modular receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the three months ended March 31, 2018, $250,000 fee from exclusive agreement incurred; $1,504,387 is booked deferred revenue as current liability on March 31, 2018 and $70,000 went against cost charged by Yilaime.

NOTE 7. STOCK BASED COMPENSATION

For the three months ended March 31, 2018 and 2017, $240,178 and $123,429 of stock compensation were charged to operating expenses, respectively. $2,161,542 and $2,359,220 were recorded as deferred compensation on March 31, 2018 and December 31, 2017, respectively.

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

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for three months ending March 31,

Consolidated Operating Statement Related Party Transactions (for three months ending March 31, 2018 and 2017).

(a) $50,000 and $50,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $187,000 and $180,000 in Trade Center Service Agreement Revenue;

(c) $35,338 and $59,416 in costs of revenues to Yilaime for services pursuant to the Service Agreement;

(d) $174,775 and $159,686 for general and administrative expenses for commissions and fees.

(e) For the year ended, March 31, 2018, $10,547 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; For the three months ended, March 31, 2018, $7,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the three months ended, March 31, 2018, $7,500 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

(f) For the three months ended, March 31, 2017, $10,555 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; $7,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement; $7,500 for general and administrative expenses for rent expenses ATI Nationwide Holding Corp paid to Yilaime towards its lease agreement

(g) $240,178 and $123,429 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

Consolidated Balance Sheet Related Party Transactions (on March 31, 2018 and December 31, 2017)

(a) $71,750 and $73,000 notes receivable to shareholders;

(b) $1,377,010 and $1,128,033 net account receivables Yilaime owes to the Company;

(c) $1,402,399 and $1,208,146 Trade Center receivables owed to the Company;

(d) On March 31, 2018, other receivables include $112,666 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd.

On December 31, 2017, other receivables include $165,870 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd;

(e) $1,504,387 and $1,254,387 deferred revenue-Yilaime;

(f) $13,712 and 23,712 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.

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
  submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five (5) years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. As an emerging growth company, the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. The Company is an Emerging Growth Company under the JOBS Act of 2012, but the Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(B) of the JOBS Act.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table sets forth the summary income statement for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$348,135	$291,135
Cost of Revenues-Related Parties	$35,499	$59,416
Operating Expense	$503,655	$322,515

Net Income (Loss)	$(125,235)	$(92,783)

Revenues

During the first quarter of 2018, the Company had revenues of $348,135, as compared to $291,135 for the same period in 2017. This increase is due primarily to an increase in revenue from service fee, as well as a slight increase in services from related parties.

Operating Expenses

Our expenses for the three months ended March 31, 2018 and 2017 are outlined in the table below:

	Three Months Ended
	March 31, 2018	March 31, 2017
General and Administrative	$418,756	$247,451
Professional Fees	$84,899	$75,064

Total Operating Expenses	$503,655	$322,515

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company and implementation of our business plan. Compared to the same period in 2017, the increase of operating expenses in 2018 is due to increases in professional fees related to our pending merger with related-party ATI Modular Technology Corp., and increased in general administrative expenses attributed to stock based compensation.

Net Loss

As a result of our operations, the Company reported net loss of $125,235 for the first quarter of 2018, a $92,783 increase in net loss from the same period one year ago.

Liquidity and Capital Resources

Working Capital

	March 31, 2018 (Unaudited)	December 31, 2017
Current Assets	$4,705,303	$4,255,338
Current Liabilities	$1,624,309	$1,404,025

Working Capital	$3,080,994	$2,851,313

Cash Flow

	Three Months Ended
	March 31, 2018	March 31, 2017
Net Cash Used in Operating Activities	$169,948	$160,357
Net Cash Used in Investing Activities	$270	$3,123
Nat Cash Provided by Financing Activities	$183,339	$22,500

Increase (Decrease) in Cash and Cash Equivalents	$13,121	$(140,981)

Cash Used in Operating Activities

Higher net cash used in operating activities for the three months ended March 31, 2018 is mainly due to an increase in accounts receivable.

Cash Used in Investing Activities

We spent $270 and $3,123 on fixed assets for three months ended March 31, 2018 and 2017, respectively.

Cash Provided by Financing Activities

We received proceeds of $183,339 and $22,500 from issuing common stock for the three months ended March 31, 2018 and 2017, respectively.

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2018, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of March 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trade Center Service Provider Agreements

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

Similar to the Trade Center Agreements servicing foreign jurisdictions, the Company utilizes Trade Center Agreements for operations in the United States (“US Trade Center Agreements”). The US Trade Center Agreements provide for the same, or similar, “Support Services” as the Trade Center Agreement in foreign jurisdictions, but the joint venture’s hub of operations is in the United States. To date, AmericaTowne Durham, Inc., a North Carolina corporation is the sole joint venture US trade center entity incorporated in furtherance of the US Trade Center Agreements.

The reader is directed to the exhibits for the full copy of the Trade Center Agreements and US Trade Center Agreements executed by the Company. The details of each agreement are discussed in detail below.

International Trade Center Service Agreement – David Kitonga (Kenya)

On March 30, 2018 the Company entered into a Trade Center Agreement with David Kitonga assisted by Bishop Wilson Kurui (“Kitonga”) for operations in Kenya (the “Kitonga Agreement”). Prior to execution, Kitonga was not an affiliate or beneficial shareholder of the Company, or vendor or creditor to the Company. Unless terminated early pursuant to Section 1 of the Kitonga Agreement, the Kitonga Agreement terminates on December 31, 2021. The Company retains the option to extend the Kitonga Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021.

For the services provided by Kitonga, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Kitonga a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before March 30, 2019. The Company has also issued a stock option to Kitonga to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Kitonga Agreement is in effect for up to five years to be exercised by or before December 31st of the given year. Kitonga will also receive a stipend of $1,600 per month, provided that he has met the production schedule and solely at the discretion of the Company.

Kitonga has agreed to pay the Company a nonrefundable service fee of $55,000 (the “Kitonga Service Fee”). The Kitonga Service Fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Kitonga. The Kitonga Service Fee is to be paid as follows: $2,000 upon execution of the Kitonga Agreement, and monthly payments of $500 a month for sixty months with the first monthly payment due on June 15, 2018. After the sixty monthly payments, Kitonga will make two additional $11,500 payments on the sixty-first and sixty-second month of this Agreement.

US Trade Center Agreement – David Kitonga (Newtown Square, PA)

On March 30, 2018 the Company entered into a US Trade Center Agreement with Kitonga for operations in Newtown Square, Pennsylvania (the “Kitonga PA Agreement”). Prior to execution, Kitonga was not an affiliate or beneficial shareholder of the Company, or vendor or creditor to the Company. Unless terminated early pursuant to Section 1 of the Kitonga PA Agreement, the Kitonga PA Agreement terminates on December 31, 2021. The Company retains the option to extend the Kitonga PA Agreement to December 7, 2025 provided written notice is given prior to October 31, 2021.

For the services provided by Kitonga, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Kitonga a stock award of 25,000 shares of the Company’s restricted stock to be issued by or before March 30, 2019. The Company has also issued a stock option to Kitonga to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Kitonga PA Agreement is in effect for up to five years to be exercised by or before December 31st of the given year. If the location becomes an EB-5 investment location, as defined in the Kitonga PA Agreement, Kitonga will be paid $10,000.

Kitonga has agreed to pay the Company a nonrefundable service fee of $55,000 (the “Kitonga PA Service Fee”). The Kitonga PA Service Fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Kitonga. The Kitonga PA Service Fee is to be paid as follows: $2,000 upon execution of the Kitonga PA Agreement, and monthly payments of $500 a month for sixty months with the first monthly payment due on June 15, 2018. After the sixty monthly payments, Kitonga will make two additional $11,500 payments on the sixty-first and sixty-second month of this Agreement.

Trade Center Agreement – Paul N. Maluvengi (Saskatchewan)

On January 29, 2018 the Company entered into a US Trade Center Agreement with Paul N. Maluvengi (“Maluvengi”) for operations in Saskatchewan, Canada (the “Maluvengi Agreement”). Prior to execution, Maluvengi was not an affiliate or beneficial shareholder of the Company, or vendor or creditor to the Company. Unless terminated early pursuant to Section 1 of the Maluvengi Agreement, the Maluvengi Agreement terminates on December 31, 2021. The Company retains the option to extend the Maluvengi Agreement to December 7, 2026 provided written notice is given prior to October 31, 2021.

For the services provided by Maluvengi, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Maluvengi a stock award of 25,000 shares of the Company’s restricted stock to be issued after the Maluvengi Agreement is in effect. The Company has also issued a stock option to Maluvengi to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Maluvengi Agreement is in effect for up to five years to be exercised by or before December 31st of the given year. Maluvengi may also be paid a monthly stipend of $1,600 paid solely at the discretion of the Company.

Maluvengi has agreed to pay the Company a nonrefundable service fee of $55,000 (the “Maluvengi Service Fee”). The Maluvengi Service Fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Maluvengi. The Maluvengi Service Fee is to be paid as follows: $2,000 upon execution of the Maluvengi Agreement, and monthly payments of $500 a month for sixty months with the first monthly payment due on June 15, 2018. After the sixty monthly payments, Maluvengi will make two additional $11,500 payments on the sixty-first and sixty-second month of this Agreement.

Trade Center Agreement – Uchenna Beatrice Amadi-Ihunwo (South Africa)

On February 1, 2018, the Company entered into a Trade Center Agreement with Uchenna Beatrice Amadi-Ihunwo (“Amadi-Ihunwo”) for operations in Johannesburg, South Africa (the “Amadi-Ihunwo Agreement”). The “effective date” of the Amadi-Ihunwo Agreement is listed as December 29, 2017, however a fully executed copy was not received until February 1, 2018 and was not effective until that time. Prior to execution, Amadi-Ihunwo was not an affiliate or beneficial shareholder of the Company, or vendor or creditor to the Company. Unless terminated early pursuant to Section 1 of the Amadi-Ihunwo Agreement, the Amadi-Ihunwo Agreement terminates on December 31, 2021. The Company retains the option to extend the Amadi-Ihunwo Agreement to December 7, 2026 provided written notice is given prior to October 31, 2021.

For the services provided by Amadi-Ihunwo, the Company retains the option to pay a fee equal to 1% to 13% of the gross value of all funds, insurance, loans and or guarantees charged and collected from those businesses and individuals participating or contracting with the Company’s export program. The Company has granted Amadi-Ihunwo a stock award of 25,000 shares of the Company’s restricted stock to be issued after the Amadi-Ihunwo Agreement is in effect. The Company has also issued a stock option to Amadi-Ihunwo to purchase 25,000 shares of common stock in the Company at $1.50 per share for each year the Amadi-Ihunwo Agreement is in effect for up to five years to be exercised by or before December 31st of the given year. Amadi-Ihunwo may also be paid a monthly stipend of $1,600 paid solely at the discretion of the Company.

Amadi-Ihunwo has agreed to pay the Company a nonrefundable service fee of $55,000 (the “Amadi-Ihunwo Service Fee”). The Amadi-Ihunwo Service Fee is paid for deliverables including the formation and registration of the joint venture entity, and the delivery of marketing materials to be used by Amadi-Ihunwo. The Amadi-Ihunwo Service Fee is to be paid as follows: $2,000 upon execution of the Amadi-Ihunwo Agreement, and monthly payments of $500 a month for sixty months with the first monthly payment due on June 15, 2018. After the sixty monthly payments, Amadi-Ihunwo will make two additional $11,500 payments on the sixty-first and sixty-second month of this Agreement.

Exporter Service Agreements

The Company also entered into two Exporter Service Agreements. Under the Exporter Services Agreements, the Company represents to the customer that it is in the process of preparing the AmericaTowne Platform. This platform will consist of exhibition, showroom and display facilities, support office(s) and staff located in the United States and China, and the platform will provide a buyer’s network, and online websites either directly owned by AmericaTowne or in a partnership with third-parties in order to support the exhibition center, showroom and network to market imported goods and services to consumers in China. The AmericaTowne Platform will provide the customer with access to and participation in a program whereby the Company will exercise its experience, expertise and training in assessing the customer’s market acceptance and demand of the customer’s products or services in China (and perhaps other locales depending on the Company’s findings). In short, the Company is focused on increasing USA exports to China and elsewhere.

Exporter Service Agreement – VJW

On March 14, 2018, the Company executed an Exporter Services Agreement (“VJW Agreement”) with VJW Design, LLC, a North Carolina limited liability company (“VJW”). The Company intends on providing VJW with market analysis and support, and specialty products pertaining to industrial equipment and exporting of auto parts, auto equipment, and related services through the AmericaTowne Platform. The term of the Agreement is fifteen years (absent extension or termination). VJW has one-year from the effective date of the Agreement to participate in the Company’s Sample and Test Market Program.

VJW has agreed to pay the Company a nonrefundable service fee of $55,000.00 USD on the Effective Date. The service fee is recognized when deliverables are provided. The service fee is paid for deliverables including a market analysis, review of proposed goods and services, expectations for supply and demand in the market, how to conduct an export business in China, information on financing, the export tax savings programs, and selecting and assigning a sister tax saving company. The Parties have agreed that the service fee will be paid as follows: (a) $2,000 on the date the VJW Agreement was signed, (b) monthly payments of $500 for 60 months, and (3) two final monthly of $11,500. The first monthly payment is scheduled for June 1, 2018. VJW may be required to sign a note for outstanding service fees. Also, the Company, at its sole discretion, may exchange other assets or items of value for payments due.

VJW has also agreed to pay the Company a transaction fee for each transaction between VJW and any end buyer arranged through or facilitated by the Company in the amount of 8%. The transaction fee shall include the services provided by the Company in its Platform, Sample and Test Market Program, and if applicable, Accepted Market Program. The transaction fee shall be recognized as revenue after the transactions is completed. The transaction fee shall be first deducted by the Company from the amount the end-buyer owes VJW, plus other fees, if any, unless otherwise prohibited under any applicable restriction associated with health care fees being paid in violation of any applicable laws. There are no related-party disclosures under the VJW Agreement, and the control persons of VJW are not shareholders in the Company.

Exporter Service Agreement – Blessed Arts

On March 10, 2018, the Company executed an Exporter Services Agreement (“Blessed Agreement”) with Carol R. Blessed Arts, LLC, a North Carolina limited liability company (“Blessed”). The Company intends on providing Blessed with market analysis and support, and specialty products pertaining to industrial equipment and exporting of auto parts, auto equipment, and related services through the AmericaTowne Platform. The term of the Blessed Agreement is fifteen years (absent extension or termination). Blessed has one-year from the effective date of the Blessed Agreement to participate in the Company’s Sample and Test Market Program.

Blessed has agreed to pay the Company a nonrefundable service fee of $55,000.00 USD on the Effective Date. The service fee is recognized when deliverables are provided. The service fee is paid for deliverables including a market analysis, review of proposed goods and services, expectations for supply and demand in the market, how to conduct an export business in China, information on financing, the export tax savings programs, and selecting and assigning a sister tax saving company. The Parties have agreed that the service fee will be paid as follows: (a) $1,000 on the date the Blessed Agreement was signed, (b) monthly payments of $500 for 60 months, and (3) two final monthly of $12,000. Also, the Company, at its sole discretion, may exchange other assets or items of value for payments due.

Blessed has also agreed to pay the Company a transaction fee for each transaction between Blessed and any end buyer arranged through or facilitated by the Company in the amount of 8%. The transaction fee shall include the services provided by the Company in its Platform, Sample and Test Market Program, and if applicable, Accepted Market Program. The transaction fee shall be recognized as revenue after the transactions is completed. The transaction fee shall be first deducted by the Company from the amount the end-buyer owes Blessed, plus other fees, if any, unless otherwise prohibited under any applicable restriction associated with health care fees being paid in violation of any applicable laws. There are no related-party disclosures under the Blessed Agreement, and the control persons of Blessed are not shareholders in the Company.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Trade Center Agreement – Kitonga (Kenya)	X
99.2	US Trade Center Agreement – Kitonga (PA)	X
99.3	Trade Center Agreement – Maluvengi	X
99.4	Trade Center Agreement – Amadi-Ihunwo	X
99.5	Exporter Services Agreement – VJW	X
99.6	Exporter Service Agreement – Blessed Arts	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/Alton Perkins
AMERICATOWNE, INC.
By: Alton Perkins
Its: Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
Date: May 15, 2018