Form 10-K/A
period 2017-12-31
AMERICATOWNE Inc.
filed 2018-05-22
CIK 1606699

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

EXPLANATORY NOTE

The Company is filing this Amendment to its previously filed Annual Report on Form 10-K filed on April 16, 2018 to amend audit report in accordance with AS 3101: as revised by PCAOB Release No. 2017-001, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion and Related Amendments to PCAOB Standards. The remainder of the annual report is unchanged.

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
Dated: May 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMERICATOWNE Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMERICATOWNE Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related statement of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of December 31, 2017 and 2016, and the results of operations and cash flows for each of the years in the two–year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Yichien Yeh, CPA

We have served as the Company’s auditor since 2014

Oakland Gardens, New York

May 17, 2018

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

(c) $0 and $42,839 due to Yilaime;

(d) 1,208,146 and $282,149 Trade Center receivables owed to the Company;

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