Form 10-Q
period 2018-06-30
AMERICATOWNE Inc.
filed 2018-08-13
CIK 1606699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,200,932 shares of common stock.

 PART I FINANCIAL INFORMATION

Item 1. Financial statements

AMERICATOWNE Inc. and Subsidiaries Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$570,283	$900,168
Notes receivable - related parties	71,750	73,000
Accounts receivable, net	796,743	764,800
Accounts receivable, net - related parties	2,841,842	2,336,179
Other receivables	9,246	—
Other receivables - related parties	99,584	180,547
Prepayment-current	644	644
Total Current Assets	4,390,092	4,255,338
Prepayment-non current	6,553	7,035
Property, plant and equipment, net	44,299	41,264
Deferred tax assets	404,844	169,291
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$4,889,979	$4,517,119
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$35,238	$80,611
Deferred revenues-current	1,508,931	1,258,930
Other payables	560	1,060
Deposit from customers	1,469	1,469
Due to related parties	7,499	8,646
Income tax payable	62,801	53,309
Total Current Liabilities	1,616,498	1,404,025
Deferred revenues-non current	47,171	49,441
Total Liabilities	1,663,669	1,453,466
Commitments & Contingencies
Shareholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,49,483,684 and 48,985,026 shares issued and outstanding	4,948	4,899
Common stock subscribed	154	87
Additional paid-in capital	5,923,625	5,684,903
Deferred compensation	(2,005,540)	(2,359,220)
Receivable for issuance of stock	(90,223)	(90,223)
Retained Earnings	(627,364)	(204,425)
Noncontrolling interest	20,710	27,632
Shareholders' Equity	3,226,310	3,063,653
Total Liabilities and Shareholders' Equity	$4,889,979	$4,517,119

See Notes to Consolidated Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 3020,18	June 30,2017	June 30,2018	June 30, 2017
Revenues
Sales	$1,135	$1,135	$112,270	$62,270
Services-related parties	125,000	260,242	362,000	490,242
	126,135	261,377	474,270	552,512
Cost of Revenues-Related Parties	128,272	18,162	163,771	77,578
Gross Profit	(2,137)	243,215	310,499	474,934
Operating Expenses
General and administrative	379,414	356,784	798,170	604,235
Professional fees	83,599	80,957	168,498	156,021
Total operating expenses	463,013	437,741	966,668	760,256
Income from operations	(465,150)	(194,526)	(656,169)	(285,322)
Other Expenses (Income)	(253)	307	(245)	79
Provision for income taxes	—	4,624	(226,062)	6,839
Net Income (Loss)	(464,897)	(199,457)	(429,862)	(292,240)
Less: Net loss (income) attributable to the noncontrolling interest	2,543	2,391	6,922	5,498
Net income (loss) attributable to AMERICATOWNE, Inc common stockholders	$(462,354)	$(197,066)	$(422,940)	$(286,742)
Earnings per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding- basic and diluted	49,431,801	28,024,105	49,294,073	27,516,924

See Notes to Consolidated Financial Statements.

AMERICATOWNE Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Operating Activities:
Net income (loss)	$(429,862)	$(292,240)
Adjustments to reconcile net income to net cash provided by operations
Depreciation	7,494	6,583
Stock compensation	406,180	246,858
Bad debt provision	27,496	52,394
Changes in operating assets and liabilities:
Accounts receivable, net	(565,102)	(571,559)
Other receivable	(9,246)	—
Other receivable - related parties	45,651	38,713
Prepayment	482	478
Deferred tax assets	(235,553)	—
Accounts payable and accrued expenses	(45,376)	(29,793)
Deferred revenues	247,730	427,730
Other payables	(500)	(4,456)
Deposit from customers	—	73,310
Due to related parties	34,167	38,870
Income tax payable	9,492	6,839
Net cash provided by (used in) operating activities	(506,947)	(6,273)

Investing Activities:
Purchase of fixed assets	(10,528)	(4,839)
Issuance of notes receivable	1,250	—
Net cash used in Investing activities	(9,278)	(4,839)

Financing Activities:
Proceeds from issuance of common stock	186,339	22,500
Net cash provided by financing activities	186,339	22,500

Increase (Decrease) in cash and cash equivalents	(329,886)	11,388
Cash and cash equivalents at beginning of period	900,168	973,015
Cash and cash equivalents at end of period	$570,282	984,403

Supplemental disclosure of cash flow information	—
Interest paid	$—	$—
Income taxes paid	$—	$—

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

On June 23, 2017, a majority of the Company’s shareholders approved an Agreement and Plan of Merger between the Company and ATI Modular, whereby the Company would merge into ATI Modular with ATI Modular continuing on as the surviving entity (referred to herein as the “AmericaTowne Merger”). In connection with the AmericaTowne Merger, ATI Modular filed Amended Articles of Incorporation changing its name to “AmericaTowne Holdings, Inc.,” which represents that ATI Modular will continue implementing the business plans of both the Company and ATI Modular. As a result of the AmericaTowne Merger, ATI Modular will acquire all of the Company’s business, contracts, assets, and obligations. The Company’s shareholders will receive a pro rata distribution of ATI Modular shares in exchange for the shares they currently own in the Company, and the Company will cease reporting and dissolve. Importantly, all of the business plans, contracts, and other obligations will continue forward under ATI Modular.

The AmericaTowne Merger was deemed effective on August 1, 2018, or after the period covered in this report.

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2017

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2018, and the results of its operations and cash flows for the six months ended June 30, 2018. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For the six months ended June 30, 2018 and 2017, depreciation expense is $7,494 and $6,583, respectively.

Investments

Investments primarily include cost method investments. On June 30, 2018 and December 31, 2017, the carrying amount of investments was $3,860 and $3,860, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of June 30, 2018.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On June 30, 2018 and December 31, 2017, there is deferred tax assets of $404,844 and $169,291, respectively. The Company had $62,801 and $53,309 of income tax liability as of June 30, 2018 and December 31, 2017, respectively.

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

For the six months ended June 30, 2018 and 2017, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On March 31, 2018, all assets and liabilities are in the United States where the income and expense has been incurred since inception to June 30, 2018.

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

There were no sales returns and allowances from inception to June 30, 2018.

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

We have had no goodwill impairment charges for the three months ended June 30, 2018. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

On July 12, 2017, the Company issued $15,000 secured promissory note to a shareholder with annual 6% interest rate. The note is due on October 30, 2017. The interest rate is 9% after the due date. The note is secured by the personal guarantee of the borrower and the borrower’s stock of the Company. The company has got repayment of $1,250 till June 30, 2018. The note is past due as of June 30, 2018

On August 31, 2017, the Company issued $58,000 secured promissory note to a shareholder with annual 3.5% interest rate. The note is due on April 1, 2018. The interest rate is 9% after the due date. The note is secured by the borrower’s stock of the Company. The note is past due as of June 30, 2018.

NOTE 4. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for June 30, 2018, in the amount of $4,070,447 are for Export Service Agreements. The Company's allowance for bad debt is $431,862 which provides a net receivable balance of $3,638,585.

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

Accounts receivable consist of the following:

	June 30,	December 31,
	2018	2017

Accounts receivable	$1,114,454	$1,045,412
Accounts receivable- related parties	2,955,992	2,459,135
Less: Allowance for doubtful accounts	(431,862)	(403,568)
Accounts receivable, net	$3,638,585	$3,100,979

Bad debt expense was $27,496 and $52,394 for the six months ended June 30, 2018 and 2017, respectively.

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

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2018:

  Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 49,483,684 shares issued and outstanding
  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. DEFFERED REVENUE

ATI Modular receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the six months ended June 30, 2018, $250,000 fee from exclusive agreement incurred; $1,504,387 is booked deferred revenue as current liability on June 30, 2018 and $70,000 went against cost charged by Yilaime.

NOTE 7. STOCK BASED COMPENSATION

For the six months ended June 30, 2018 and 2017, $406,180 and $246,858 of stock compensation were charged to operating expenses, respectively. $2,005,540 and $2,359,220 were recorded as deferred compensation on June 30, 2018 and December 31, 2017, respectively.

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

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for three months ending June 30,

Consolidated Operating Statement Related Party Transactions (for six months ending June 30, 2018 and 2017).

(a) $100,000 and $100,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $262,000 and $360,000 in Trade Center Service Agreement Revenue;

(c) $35,338 and $77,578 in costs of revenues to Yilaime for services pursuant to the Service Agreement;

(d) $414,369 and $345,292 for general and administrative expenses for commissions and fees.

(e) For the six months ended, June 30, 2018, $21,094 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; For the six months ended, June 30, 2018, $15,000 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the six months ended, June 30, 2018, $15,000 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

For the six months ended, June 30, 2017, $21,400 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; $15,000 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement; $15,000 for general and administrative expenses for rent expenses ATI Nationwide Holding Corp paid to Yilaime towards its lease agreement

(g) $406,180 and $246,858 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

(h) $0 and $30,242 in commission revenue with Nationwide Microfinance Limited;

Consolidated Balance Sheet Related Party Transactions (on June 30, 2018 and December 31, 2017)

(a) $71,750 and $73,000 notes receivable to shareholders;

(b) $1,363,293 and $1,128,033 net account receivables Yilaime owes to the Company;

(c) $1,478,549 and $1,208,146 Trade Center receivables owed to the Company;

(d) On June 30, 2018, other receivables include $84,917 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd.

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

On June 23, 2017, a majority of the Company’s shareholders approved an Agreement and Plan of Merger between the Company and ATI Modular, whereby the Company would merge into ATI Modular with ATI Modular continuing on as the surviving entity (referred to herein as the “AmericaTowne Merger”). In connection with the AmericaTowne Merger, ATI Modular filed Amended Articles of Incorporation changing its name to “AmericaTowne Holdings, Inc.,” which represents that ATI Modular will continue implementing the business plans of both the Company and ATI Modular. As a result of the AmericaTowne Merger, ATI Modular will acquire all of the Company’s business, contracts, assets, and obligations. The Company’s shareholders will receive a pro rata distribution of ATI Modular shares in exchange for the shares they currently own in the Company, and the Company will cease reporting and dissolve.

Importantly, all of the business plans, contracts, and other obligations will continue forward under ATI Modular. As used herein, forward looking statements, risk disclosures, and the use of pronouns such as “we,” “our,” and other similar pronouns shall not only refer to the Company’s objectives for the period covered in this Form 10-Q, but also the objectives of ATI Modular once the AmericaTowne Merger is complete. ATI Modular intends on moving forward with all of the Company’s current business contracts and intends on doing business as “AmericaTowne, Inc.” moving forward.

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

We believe that we see positive trends in the export area. Additionally, the Company plans to pursue opportunities in export not often thought of as an “exported commodity. Along with our planned core AmericaTowne communities, trade centers in the United States and China, and Internet operations, the Company plans on pursuing opportunities that are traditionally not thought of as an export commodity. While we are developing our core export businesses we will seek too diverse by acquiring and or partnering with other businesses that we expect to provide sustained long term growth.

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

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

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

Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following table sets forth the summary income statement for the three month periods ended June 30, 2018 and 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017
Revenue	$474,270	$552,512
Cost of Revenues-Related Parties	$163,771	$77,578
Operating Expense	$966,668	$760,256

Net Income (Loss)	$(429,862)	$(292,240)

Revenues

During the second quarter of 2018, the Company had revenues of $474,270, as compared to $552,512 for the same period in 2017. This decrease is due primarily to a decrease in services provided to related parties.

Operating Expenses

Our expenses for the six months ended June 30, 2018 and 2017 are outlined in the table below:

	Six Months Ended
	June 30, 2018	June 30, 2017
General and Administrative	$798,170	$604,235
Professional Fees	$168,498	$156,021

Total Operating Expenses	$966,668	$760,256

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company and implementation of our business plan. Compared to the same period in 2017, the increase of operating expenses in 2018 is due to increases in professional fees related to our pending merger with related-party ATI Modular, and increased commissions.

Net Loss

As a result of our operations, the Company reported net loss of $429,862 for the six months ended June 30, 2018, a $137,622 increase in net loss from the same period one year ago.

Liquidity and Capital Resources

Working Capital

	June 30, 2018 (Unaudited)	December 31, 2017
Current Assets	$4,390,092	$4,255,338
Current Liabilities	$1,616,498	$1,404,025

Working Capital	$2,773,594	$2,851,363

Cash Flow

	Six months Ended
	June 30, 2018	June 30, 2017
Net Cash Used in Operating Activities	$506,947	$6,273
Net Cash Used in Investing Activities	$9,278	$4,838
Nat Cash Provided by Financing Activities	$186,339	$22,500

Increase (Decrease) in Cash and Cash Equivalents	$(329,886)	$11,388

Cash Used in Operating Activities

Higher net cash used in operating activities for the six months ended June 30, 2018 is due to an increase in net loss and deferred tax assets.

Cash Used in Investing Activities

We spent $10,528 and $4,838 on fixed assets for six months ended June 30, 2018 and 2017, respectively.

Cash Provided by Financing Activities

We received proceeds of $186,339 and $22,500 from issuing common stock for the six months ended June 30, 2018 and 2017, respectively.

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

As described in Basis of Presentation in this Second quarter Report for fiscal year 2018, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of June 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Appointment of Daniel Omanyo as Vice President East Africa

On April 27, 2018, the Company entered into an Employment, Lock-Up, and Options Agreement (the “Employment Agreement”) with Daniel Omanyo to serve in the Company’s newly created “Vice President East Africa” position. Mr. Omanyo was not an employee or officer of the Company prior to his appointment to the Vice President East Africa position and has no significant familial relationships with any of the Company’s officers, directors, or affiliates. Pursuant to the Employment Agreement, Mr. Omanyo will be compensated through issuance of 80,000 shares of common stock in the Company, which was issued upon the execution of the Employment Agreement. The Company reserves the right to pay Mr. Omanyo a salary and provide other benefits at its discretion.

Termination of Mabiala Phuati

On June 11, 2018, the Company terminated Mabiala Phuati due to his subpar conduct. Prior to his termination, Mr. Phuati served as the Company’s [Senior Executive Vice President of Worldwide Operations]. The Company will begin searching for a permanent replacement for Mr. Phuati after the AmericaTowne Merger, described above, is closed and finalized.

TERMINATION OF THOMAS

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
Date: August 13, 2018